Form 10QSB
period 2006-04-30
KMA GLOBAL SOULUTIONS INTERNATIONAL INC
filed 2006-07-31
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to _____________

Commission file number: 0-50046
KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0433489
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5570A Kennedy Road Mississauga, Ontario, Canada
(Address of principal executive offices)

(905) 568-5220
Issuer’s telephone number

(Former name, former address and former fiscal quarter, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 41,890,911 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INDEX TO FORM 10-QSB

April 30, 2006

Page
Number
Part I -Financial Information

Item 1. Financial Statements:

Interim Consolidated Balance Sheets - April 30, 2006 (Unaudited) and January 31, 2006 (Audited)	1

Interim Consolidated Statement of Income and Retained Earnings for the Three Month Periods Ended April 30, 2005 and 2006 (Unaudited)	3

Schedule to Interim Consolidated Statement of Income and Retained Earnings for the Three Month Periods Ended April 30, 2005 and 2006 (Unaudited)	4

Interim Consolidated Statements of Cash Flows for the Three Month Periods Ended April 30, 2005 and 2006 (Unaudited)	5

Notes to the Interim Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	20

Part II - Other Information	21

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K	21

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

FINANCIAL STATEMENTS:

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Consolidated Balance Sheet	1 - 2

Consolidated Statements of Income and Retained Earnings	3

Schedules to Consolidated Statements of Income and Retained Earnings	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6 - 11

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEET
AS AT APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)
	April 30, 2006	Jan 31, 2006
	(unaudited)	(audited)
	$	$

ASSETS
CURRENT
Cash	-	126,727
Accounts receivable (net of allowance of $243)	173,546	74,773
Inventories (Note 3)	483,313	452,055
Advances to shareholders (Note 4)	4,472	50,922
Prepaid expenses	127,435	104,980

TOTAL CURRENT ASSETS	788,766	809,457

DEPOSITS ON EQUIPMENT AND PATENTS	238,991	231,867

EQUIPMENT AND PATENTS (Note 5)	501,480	498,917

FUTURE INCOME TAXES (Note 6)	80,083	-

	1,609,320	1,540,241

APPROVED ON BEHALF OF THE BOARD:

_____________________________,	Director
_____________________________,	Director

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEET
AS AT APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)
	April 30, 2006	Jan 31, 2006
	(unaudited)	(audited)
	$	$
LIABILITIES

CURRENT
Bank indebtedness	145,731	-
Accounts payable and accrued liabilities	936,210	829,769
Current portion of capital lease obligation (Note 7)	53,013	52,419

TOTAL CURRENT LIABILITIES	1,134,954	882,188

ADVANCES FROM SHAREHOLDERS (Note 4)	37,567	-

CAPITAL LEASE OBLIGATION (Note 7)	45,026	56,787

FUTURE INCOME TAXES (Note 6)	-	12,836

	1,217,547	951,811
SHAREHOLDERS’ EQUITY
CAPITAL STOCK (Note 8)
Common stock, $0.001 par value, 175,000,000 shares authorized and 41,890,991 shares issued and outstanding
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding	41,891	461,901

ADDITIONAL PAID-IN CAPITAL (Note 8)	472,182	-

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	39,690	43,547

(DEFICIT) RETAINED EARNINGS (Note 8)	(161,990)	82,982

	391,773	588,430

	1,609,320	1,540,241

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTH PERIODS ENDED APRIL 30
(unaudited)
(expressed in U.S. dollars)
	2006	2005
	$	$

SALES	1,137,676	1,117,370

COST OF SALES
Inventories, beginning of period	452,055	616,157
Purchases	941,572	497,138

	1,393,627	1,113,295
Less: Inventories, end of period	483,313	233,261

	910,314	880,034

GROSS MARGIN	227,362	237,336

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Schedule)	562,899	192,132

(Loss) income before income taxes	(335,537)	45,204

Income taxes - future (Note 6)	(90,565)	19,700

NET (LOSS) INCOME FOR THE PERIOD	(244,972)	25,504

RETAINED EARNINGS (DEFICIT), beginning of period (Note 8)	82,982	(12,200)

(DEFICIT) RETAINED EARNINGS, end of period (Note 8)	(161,990)	13,304

(LOSS) EARNINGS PER SHARE

Basic	(0.01)	0.00

Diluted	(0.01)	0.00

Weighted average number of common shares	35,634,074	28,289,000

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
SCHEDULE TO INTERIM CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE THREE MONTH PERIODS ENDED APRIL 30
(unaudited)
(expressed in U.S. dollars)
	2006	2005
	$	$

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Wages and benefits	129,611	35,435
Professional fees	121,400	5,167
Outside services and sales commissions	67,926	17,847
Travel and automotive	48,119	14,579
Occupancy costs	46,600	30,954
Marketing and promotion	37,622	13,172
Production and warehouse costs	24,331	13,157
Delivery and freight	18,926	7,869
Factor fees	18,264	20,361
General	14,909	7,093
Telephone	11,349	4,833
Bank charges and interest	5,928	5,917
Bad debts (recovered)	(3,419)	-
Amortization	21,333	15,748
	562,899	192,132

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED APRIL 30
(unaudited)
(expressed in U.S. dollars)
	2006	2005
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	(244,972)	25,504
Adjustments for:
Amortization	21,333	15,748
Shares issued for services provided	52,172	-
Future income taxes	(90,565)	19,700
	(262,032)	60,952
Changes in non-cash working capital:
(Increase) in accounts receivable	(94,656)	(187,426)
(Increase) decrease in inventories	(22,132)	382,916
(Increase) decrease in prepaid expenses	(19,912)	55,484
Increase (decrease) in accounts payable and accrued liabilities	88,324	(417,491)
	(48,376)	(166,517)
Cash flows from operating activities	(310,408)	(105,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness	141,672	-
(Decrease) increase in capital lease obligation	(12,850)	137,465
Increase (decrease) in advances from shareholders (net)	36,521	(4,063)
Cash flows from financing activities	165,343	133,402

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advances to shareholders	46,086	-
Purchase of equipment and patents	(14,713)	(156,551)
Deposits on equipment and patents	(2,691)	105,456
Cash flows from investing activities	28,682	(51,095)

EFFECT OF CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS	(10,344)	(134)
(Decrease) in cash	(126,727)	(23,392)

Cash, beginning of period	126,727	41,885

Cash, end of period	-	18,493

SUPPLEMENTAL INFORMATION:
Interest paid	5,928	5,917
Income taxes paid	-	-
Equipment acquired by capital lease	-	151,129

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

1.	DESCRIPTION OF THE BUSINESS

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) was the result of a merger between Espo’s Ltd. (“Espo’s”), a corporation incorporated under the laws of the State of New York on September 7, 2001 and KMA Global Solutions International, Inc. (“KMA Global”), a corporation formed on March 9, 2006 under the laws of the State of Nevada. Pursuant to the merger, Espo’s issued 1,700,000 shares of common stock to the former shareholders of KMA Global. KMA Global controlled 1,700,000 common shares of KMA Global Solutions Inc. (“KMA Canada”), a corporation formed in April 1996 under the laws of the Province of Ontario.

On March 15, 2006, KMA International entered into an acquisition agreement with KMA Canada whereby KMA International purchased from the remaining shareholders of KMA Canada an aggregate amount of 314,400 common shares in exchange for 1,179,000 common shares of KMA International. Through these series of transactions, KMA International acquired 100% of the issued and outstanding shares of KMA Canada.

The Company is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

Under generally accepted accounting principles, this acquisition is considered in substance to be a capital transaction rather than a business combination. For accounting purposes, the acquired company is deemed to have issued its stock for the net monetary assets of the acquiring company. The transaction is accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements are primarily those of KMA Canada.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since January 31, 2006. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

3.	INVENTORIES

	April 30,	January 31,
	2006	2006
	$	$

Finished goods	171,465	206,654
Raw materials	311,848	245,401

	483,313	452,055

4.	ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

5. EQUIPMENT AND PATENTS
			April 30,
		Accumulated	2006
	Cost	Amortization	Net
	$	$	$
Equipment	715,555	439,718	275,837
Equipment under capital lease	170,122	18,430	151,692
Patents	80,792	16,165	64,627
Computer equipment	20,375	11,971	8,404
Office furniture	3,769	2,849	920

	990,613	489,133	501,480

			January 31,
		Accumulated	2006
	Cost	Amortization	Net
	$	$	$
Equipment	684,211	414,623	269,588
Equipment under capital lease	166,985	13,916	153,069
Patents	79,303	14,676	64,627
Computer equipment	22,779	12,375	10,404
Office furniture	4,214	2,985	1,229

	957,492	458,575	498,917

6.	INCOME TAXES

The reconciliation of the income tax provision calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements is as follows:

	April 30,	April 30,
	2006	2005
	$	$

Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2005-18.62%)	(121,197)	8,417
Increase (decrease) due to:
Change in effective tax rate	24,655	-
Other	5,977	11,283

	(90,565)	19,700

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

6.	INCOME TAXES (Continued)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	April 30,	January 31,
	2006	2006
	$	$
Future income tax assets:
Losses carried forward	148,498	19,908
Future income tax liabilities:
Equipment and patents	(68,415)	(32,744)
Future tax asset (liability)	80,083	(12,836)

7.	OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into a leasing agreement for equipment dated March 15, 2005. The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,271, and is secured by the equipment.

The following is a summary of future minimum lease payments under this capital lease expiring February 15, 2008, together with the present balance of the obligations:

2006
$
Periods ending: April 30, 2007	53,013
April 30, 2008	45,026

98,039

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

8.	SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity

			Additional
	Common	Par	Paid-in	Comp.	Accumulated
	Shares	Value	Capital	Income	Earnings
	$	$	$	$	$
January 31, 2006	4,920,250	4,920	166,421	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-
	11,811,991	11,812	159,529	-	(171,341)

Issuance of common stock in reverse merger	28,289,000	28,289	262,271	43,547	82,982
Accumulated deficit acquired in reverse merger	-	-	-	-	171,341
Issuance of common stock for services	1,790,000	1,790	50,382	-	-
Currency translation adjustment	-	-	-	(3,857)	-
Net loss	-	-	-	-	(244,972)

April 30, 2006	41,890,991	41,891	472,182	39,690	(161,990)

During the period ended April 30, 2006, the following transactions occurred:

a)	On February 15, 2006, KMA Canada issued 120,000 common shares with a deemed value of Cdn$0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

b)	On February 28, 2006, KMA Canada issued 500,000 common shares as an advance on finders fees in relation to a planned equity financing.

c)
On March 1, 2006, pursuant to a resolution of the Board of Directors, the issued and outstanding common shares of KMA Canada were subject to a reverse stock split at a ratio of five (5) shares to one (1), reducing the number of shares outstanding from 10,072,000 to 2,014,400.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

8.	SHAREHOLDERS’ EQUITY (Continued)

(d)
KMA Canada and KMA International, a corporation organized under the laws of the State of Nevada entered into an acquisition agreement dated March 15, 2006. Pursuant to the terms of the agreement and upon the completion of satisfactory due diligence and receipt of applicable regulatory and shareholder approvals, KMA International acquired 100% of the outstanding shares of the capital stock of the KMA Canada in exchange for 34,244,800 post split reorganization common shares. (34,244,800 post split reorganization shares being the aggregate of 28,900,000 owned by KMA LLC and 5,344,800 owned by KMA Canada shareholders.) Pursuant to an agreement between the KMA Canada shareholders and KMA International, the shares in KMA International owned by the KMA Canada shareholders were retired to treasury and cancelled and the KMA Canada shareholders received 1,179,000 post split reorganization shares.

KMA International is the surviving corporation as a result of a merger transaction with Espo’s, Ltd., a corporation formed under the laws of the State of New York. The merger occurred March 15, 2006. At the time of the merger transaction, Espo’s, Ltd. was a non-SEC reporting corporation. As a result of the merger transaction and subsequent acquisition of the Company an agent for Espo’s, Ltd. received 149,991 post split reorganization common shares of KMA International. Existing shareholders received in aggregate 11,649,403 post split reorganization shares of common stock of KMA International in exchange for future financing and investor relation services. 12,597 post split reorganization shares of common stock of KMA International are unaccounted for. Pursuant to the merger agreement, 71,832,259 post split reorganization shares, held by individuals that were the shareholders of Espo’s, were retired to treasury and cancelled on May 19, 2006.

The terms of the merger transaction and the acquisition agreement provided that the mind and management of KMA International would be replaced by the officers and directors of KMA Canada and having had no significant business activity for a number of years, upon the effective time of the acquisition, KMA International adopted the business plan of KMA Canada. The transaction was therefore accounted for as a reverse acquisition with KMA Canada as the acquiring party and KMA International as the acquired party, in substance, a reorganization of the KMA Canada. Generally accepted accounting principles in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the combination are those of KMA Canada.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

9.	COMMITMENTS

a)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $257,827 including $103,131 due within one year, $103,131 due in 2008, and $51,565 due in 2009.

The Company is also responsible for common area costs.

b)
The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $43,337 including $25,819 within one year, $16,237 due in 2008 and $1,281 due in fiscal 2009.

10.	RESEARCH AND DEVELOPMENT COSTS

As at January 31, 2004 the Company had a research and development program which was eligible for investment tax credits of $65,507. The investment tax credits earned are generally subject to audit by Canada Revenue Agency ("CRA") before refund or reduction of income taxes payable is allowed. Due to the technical nature of the development undertaken by the Company and CRA’s changing interpretation of qualifying activities, there is no certainty that the projects claimed will qualify. Therefore, no provision has been recorded in relation to these tax credits or the related tax liability of approximately $12,200.

11.	FINANCIAL INSTRUMENTS

Fair Value

Generally accepted accounting principles in the United States require that the Company disclose information about the fair value of its financial assets and liabilities. Fair value estimates are made at the balance sheet date, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties in significant matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

The carrying amounts for cash, accounts receivable and accounts payable and accrued liabilities on the balance sheet approximate fair value because of the limited term of these instruments.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

11.	FINANCIAL INSTRUMENTS (Continued)

Foreign Exchange Risk

Certain of the Company’s sales and expenses are incurred in United States currency and are therefore subject to gains and losses due to fluctuations in that currency.

Credit Risk

The Company is exposed, in its normal course of business, to credit risk from its customers. No one single party accounts for a significant balance of accounts receivable.

Interest Rate Risk

The Company has interest-bearing borrowings for which general rate fluctuations apply.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or the context otherwise requires, all references to the “Company,” “we,” “us” or “our” and similar terms refer to KMA Global Solutions International, Inc. and its subsidiaries.

The information contained in this report on Form 10-QSB and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Such forward-looking statements are made based on management’s beliefs, as well as assumptions made by, and information currently available to, management pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company’s actual results, events or financial positions to differ materially from those included within the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2.  Management’s Discussion and Analysis.

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto. The revenue and operating income (loss) amounts in this Management’s Discussion and Analysis are presented in accordance with United States generally accepted accounting principles.

OVERVIEW

KMA Global Solutions International, Inc., through its operating subsidiary, KMA Global Solutions Inc. (“KMA (Canada)”), a corporation formed in April 1996 under the laws of the Province of Ontario, is an innovator and internationally recognized leader in the Electronic Article Surveillance (EAS) market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia and pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft and drastically reduce inventory “shrink”. Shrink often represents up to 2% of a retailer’s cost base and, in aggregate, is a $40 billion problem worldwide. The Company has developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical industries.

The Company is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions (including the Company’s products, NEXTag™ and DUAL Tag™), focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries. We seek to grow by concentrating on executing its strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of electronic article surveillance, or “EAS,” tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The investments needed to fund this growth have been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

The Company was formed on March 9, 2006 under the laws of the State of Nevada, and our structure is organized as a holding company, with KMA (Canada) and KMA Global Solutions, LLC (“KMA LLC”), a Nevada limited liability company, as wholly-owned subsidiaries. On March 10, 2006, we entered into a merger agreement with Espo’s Ltd. (“Espo’s”), a corporation incorporated under the laws of the State of New York on September 7, 2001, in which the Company was the surviving corporation. Pursuant to the merger, the Company issued 1,700,00 shares of its common stock to KMA LLC. The Company controlled 314,400 common shares of KMA Canada.

On March 15, 2006, the Company entered into an acquisition agreement with KMA Canada whereby the Company purchased from the remaining shareholders of KMA Canada an aggregate amount of 314,400 common shares in exchange for 1,179,000 common shares of KMA International. Through these series of transactions, the Company acquired directly or indirectly 100% of the issued and outstanding shares of KMA Canada.

The Company’s expansion plan is substantially focused on transferring the majority of existing manufacturing capacity from the Company’s Canadian operations primarily to facilities in China, India and Mexico as well as relocating its headquarters from Ontario, Canada to North Carolina.

Given the competitive marketplace and the changing global retail environment, the Company anticipates that the near-term operating environment will offer significant challenges. However, completion of new high-speed and high-volume machinery will offer significant savings supporting an increased level of profitability. This will be achieved by moving much of our manufacturing to specific, targeted markets to reduce costs associated with freight, labor and duties. This will have a large impact in countries such as India where there is currently little, if any, competition in our field. We anticipate that after achieving additional financing through certain transactions, including but not limited to the private placement or public offering of equity, within a month of obtaining such financing we will begin to establish manufacturing operations in China and, a reasonable time thereafter, anticipated to be within six months to one year, we will expand in other regions, including Mexico and India. To date, the Company has not entered into any agreements with any potential purchasers or underwriters in order to conduct an offering of our securities. Therefore, there is no assurance that we will be able to raise proceeds from an equity offering in order to achieve these objectives.

Currently, the manufacturing of the Company’s DUAL Tag™ product is handled by a third-party manufacturer. Having our own production capabilities to manufacture Dual TagsTM and bringing the sourcing of required raw materials in-house will enable the Company to take advantage of substantial savings. Management’s ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, re-deploying assets to balance production capacity with customer demand and expanding production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies

RESULTS OF OPERATIONS

The Company’s results of operations for the fiscal quarters ended April 30, 2006 and 2005, in dollars and as a percent of sales, are presented below:

	Quarter Ended April 30,
	2006		2005
Sales	$1,137,676	100%	$1,117,370	100%
Cost of Sales	$ 910,314	80.0%	$ 880,034	78.8%
Gross Profit	$ 227,362	20.0%	$ 237,336	21.2%
Selling General & Administrative Expenses	$ 562,899	49.5%	$ 192,132	17.2%
Income Before Income Taxes	($ 335,537)	(29.5)%	$ 45,204	4.0%
Net Income	($ 244,972)	(21.5)%	$ 25,504	2.3%

Sales

The Company’s sales increased by $20,306, or 1.8%, from $1,117,370 for the fiscal quarter ended April 30, 2005 to $1,137,676 for the fiscal quarter ended April 30, 2006. The first quarter is traditionally our slowest quarter of the year. The increase in sales in the fiscal quarter ended April 30, 2006 over the same fiscal quarter last year is marginal.

The markets for both NEXTag™ and DUAL Tag™ are growing. However it is management’s belief that the long term growth potential of DUAL Tag™ is much higher of the two, due primarily to higher volume sales of products using the DUAL Tag™ application as compared to sales of soft goods using the NEXTag™ application.

Gross Profit

Gross profit, as a percent of sales, was 20% for the fiscal quarter ended April 30, 2006, compared to 21.2% for the fiscal quarter ended April 30, 2005. The lower gross margin for the fiscal quarter ended April 30, 2006 as compared to the previous year was primarily the result of differences in exchange rates.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $562,899 for the fiscal quarter ended April 30, 2006, compared to $192,132 for the fiscal quarter ended April 30, 2005, an increase of 193%. As a percent of sales, SG&A expenses were 49.5% for the fiscal quarter ended April 30, 2006, compared to 17.2% for the fiscal quarter ended April 30, 2005. The increase in the ratio of SG&A to sales for the April 30, 2006 fiscal quarter end as compared to the April 30, 2005 fiscal quarter end was largely due to new hires, increased professional fees and increased travel and automotive expenses, increased occupancy fees and increased marketing and promotional expenses.

Wages and benefits increased 266% from $35,435 in the fiscal quarter ended April 30, 2005 to $129,611 in the fiscal quarter ended April 30, 2005. This increase largely resulted from the hiring of a Vice President of Sales and a Vice President of Business Development and to a smaller extent as a result of an increase in management salaries. Outside services and sales commissions increased 281% from $17,847 in the fiscal quarter ended April 30, 2005 to $67,926 in fiscal quarter ended April 30, 2006. The increase was due to share issuances to a small number of entities for professional services rendered. Professional fees increased from $5,167 in fiscal quarter ended April 30, 2005 to $121,400 in fiscal quarter ended April 30, 2006. Increases in auditor and legal fees were incurred in connection with the Company’s recent reverse merger transaction and are not expected to recur to the same extent.

Travel and automotive expenses increased 230% from $14,579 in fiscal quarter ended April 30, 2005 to $48,119 in fiscal quarter ended April 30, 2006 as a result of one additional car lease being added, the addition of a car allowance for the Vice President of Sales and more travel having been done by members of our sales team in connection with increased marketing and promotional efforts. Occupancy expenses increased by 51% from $30,954 in fiscal quarter ended April 30, 2005 to $46,600 in fiscal quarter ended April 30, 2006 as we added space to our facilities in Mississauga, Ontario, Canada.

Marketing and promotion expenses saw an approximately 186% increase from $13,172 for the fiscal quarter ended April 30, 2005 to $37,622 for the fiscal quarter ended April 30, 2006, The increase in marketing and promotion expenses was primarily due to higher spending on marketing our Dual TagTM, a market test with a large potential customer and starting the overhaul of our web site.

Management is continuing to execute and evaluate further cost reduction opportunities in response to the continuing migration of sales and production from Canada and the United States to Mexico, Central America and the Asia Pacific region. The increases in spending for the fiscal quarter ended April 30, 2006, as compared to the previous fiscal quarter end, were also attributable to establishing a sales team and developing and implementing the marketing and sales strategy that management has determined is required to grow the business.

Operating Income (Loss)

The fiscal quarter ended April 30, 2006 had an operating loss, before income taxes, of $335,537, compared to income of $45,204 for the fiscal quarter ended April 30, 2005. While there was no operating income for the fiscal quarter ended April 30, 2006, the Company’s operating income was 4.0% of sales for the fiscal quarter ended April 30, 2005.

Our revenues tracked the recent trend associated with retailers requiring that manufacturers and distributors tag their products at the source. Our revenues are substantially derived from manufacturers and distributors. We do not distinguish between the latter two classes of customers, due to the fact that these customers often have characteristics of both manufacturers and distributors. The shift in the sources of our revenues from retailers to manufacturers/distributors has been a progressive trend over the years and is expected to continue. We do not expect this trend to impact our operations and results going forward.

Taxes on Income

The Company experienced an operating loss in the fiscal quarter ended April 30, 2006 and therefore recognized a future tax benefit of $90,565 for the fiscal quarter ended April 30, 2006.  The future tax provision for the same quarter in 2005 was $19,700 and was calculated to take into account applicable losses carried forward and other timing differences.  The effective income tax rates of the future tax provisions for the fiscal quarters ended April 30, 2006 and 2005 were approximately 27% and 44% respectively.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the fiscal quarters indicated:

	Fiscal quarter ended April 30,
	2006	2005
Net cash from operating activities:	$(310,408)	$(105,565)
Net cash from investing activities:	$28,682	$(51,095))
Net cash from financing activities:	$165,343	$133,402
Effect of currency translation adjustments:	$(10,344)	$(134)
Total Change in cash and cash equivalents:	$(126,727)	$(23,392)

Overview. The Company had, for the fiscal quarter ended April 30, 2006, current liabilities of $1,134,954 and current assets of $788,766. For the fiscal quarter ended April 30, 2006, the Company experienced negative cash flow of $262,032 from operations, before accounting for negative changes in non-cash working capital items of $48,376 (resulting from increases in accounts receivable, inventories and prepaid expenses, and an increase in accounts payable and accrued liabilities), compared to cash flow of $60,952, before deducting changes in non-cash working capital items (an increase in accounts receivables and decreases in inventories, prepaid expenses, and accounts payable) of $166,517 for the fiscal quarter ended April 30, 2005. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings. The infusion of capital is expected to come from the sale of treasury stock and/or newly issued shares of common stock to investors in the public capital markets.

Operating Activities. Cash flow from operating activities before accounting for changes in non-cash working capital for the fiscal quarter ended April 30, 2005 decreased from a net inflow amount, as adjusted for amortization, shares issued for services provided and future income taxes, of $60,952, to a net outflow of $262,032 for the fiscal quarter ended April 30, 2006.

During the fiscal quarter ended April 30, 2005, the net income, as adjusted for amortization and future income taxes, resulted in a positive cash flow of $60,952, together with negative changes in non-cash working capital of $166,517, this resulted in a negative cash flow from operating activities of $105,565. In the fiscal quarter ended April 30, 2006, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $262,032 and with negative changes in non-cash working capital of $48,376, our cash flows from operating activities decreased to $310,408, a decline of $204,843 from the April 30, 2005 fiscal quarter end. The variances in cash flow from operations between fiscal quarter ended April 30, 2006 and April 30, 2005 are the result of adjustments to the Company’s net loss for increases in inventory, accounts receivable and prepaid expenses, and offset by an increase in accounts payable. Accounts receivables increased $187,426 in the fiscal quarter ended April 30, 2005 and $94,656 in the fiscal quarter ended April 30, 2006. The difference in accounts receivable between fiscal quarter ended April 30, 2006 and fiscal quarter ended April 30, 2005 is primarily the result of the timing of the sales transactions. In the future, the overall level of accounts receivable is expected to decline as a result of changes in the terms offered to our customers in Hong Kong. In line with standard practice in Hong Kong, these customers now pay prior to shipping as opposed to having 30 days from delivery to pay.

There was a decrease in inventories of $382,916 at the fiscal quarter end of April 30, 2005 compared to an increase in inventories of $22,132 for the April 30, 2006 fiscal quarter end. The increase in inventory for the fiscal quarter ended April 30, 2006 over previous April 30, 2005 fiscal quarter end was due to an inventory build up of raw materials and finished goods. This build up was the result of management’s decision to compensate for limited production capacity of Dual TagsTM at the time, as well as to prepare for anticipated sales. Our prepaid expenses decreased by $55,484 for the fiscal quarter ended April 30, 2005 and experienced a $19,912 increase for the three month period ended April 30, 2006. Accounts payable and accrued liabilities for the Company decreased $417,491 through the three month period ended April 30, 2005 primarily as a result of a reduction in our terms for payment to one of our major suppliers from 60 days to 45 days as well as a reduction in our purchases of inventory to comply with a management decision to minimize inventory. Accounts payable and accrued liabilities increased $88,324 in the fiscal quarter ended April 30, 2006. This increase in accounts payable and accrued liabilities was primarily the result of certain one time amounts incurred in connection with the reverse merger transaction.

The Company has developed and patented the process to manufacture of both the NEXTag™ and the DUAL Tag™, and has invested considerable resources into building machinery for this purpose. Refinement of machinery to produce the NEXTag™ at high speed was completed in 2005. Refinement of machinery for the high speed production of the DUAL Tag™ is expected to be completed in July 2006.

Financing Activities. The Company’s cash flow from financing activities for the fiscal quarter ended April 30, 2006 amounted to $165,343 as a result of an increase of $141,672 in bank indebtedness , a decrease in its capital lease obligation of $12,850, and an increase in advances from shareholders of $36,521.   In comparison, in the fiscal quarter ended April 30, 2005 the Company  incurred an increase in its capital lease obligation of  $137,465 and a decrease in advances from shareholders of $4,063, resulting in a net cash flow from financing activities of $133,402.

Investing Activities. In fiscal quarter ended April 30, 2005, the Company experienced a decrease in cash flow from investing activities of $51,095, in large part due to deposits on equipment and patents that amounted to $105,456 and the purchase of equipment and patents which cost the Company $156,551. For the fiscal quarter ended April 30, 2006, the Company experienced an increase in cash flow from investing activities of $28,682. On January 16, 2006, KMA Canada loaned money to Jeffrey D. Reid, the President and Chief Executive Officer of the Company and a major shareholder. This shareholder loan was a demand loan that bore interest at two-percent per annum. Principal and interest on this loan was repaid on March 9, 2006. The difference is attributed to the repayment of a promissory note that was advanced in fiscal 2005 and the reduction in purchases of equipment and patents to $14,713.

Off-Balance Sheet Arrangements. The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk. In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

The Company sells its products worldwide, and a substantial portion of its net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company’s major customers are retailers, branded apparel companies and contract manufacturers that have historically paid their balances with the Company.

There were no significant changes in the Company’s exposure to market risk in the past three years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Revenue Recognition

SAB No. 104 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for a reporting period could be adversely affected.

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company’s history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company’s products and (3) acceptance of the Company’s products in the marketplace when evaluating the adequacy of the Company’s provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the fiscal quarters ended April 30, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company’s accounts receivable at April 30, 2006 was $173,546, net of an allowance of $243.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at April 30, 2006 was $171,465 for finished goods and $311,848 for raw materials.

On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company’s products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at April 30, 2006.

Accounting for Income Taxes

As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered and, to the extent that management believes that recovery is not more than likely, the Company establishes a valuation allowance. If a valuation allowance is established or increased during any period, the Company records this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred tax assets. Valuation allowances are based on management’s estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

Recently Issued Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing” and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company’s results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, note that the filing with the Securities and Exchange Commission of our first Form 10-QSB was delayed and, accordingly, management has instituted enhanced accounting review and scheduling procedures to ensure that the filing of future financial reports are undertaken in a timely manner. Management has concluded that, based upon its evaluation, our disclosure controls and procedures were, with the exception of the timing of our first quarterly regulatory financial report, adequate and effective, in all other material respects, to ensure that material information relating to this report, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

Changes in Internal Controls

With the exception of our revised accounting review and scheduling procedures, which are intended to eliminate any delays in the filing of our periodic financial reports, there have been no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, the only corrective actions required or undertaken were for new and enhanced procedures for the review and filing of our periodic financial reports.

PART II
OTHER INFORMATION

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit  No.     Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a- 14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a- 14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

Date: July 28, 2006	By:	/s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number   Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended