Form 10QSB/A
period 2006-04-30
KMA GLOBAL SOULUTIONS INTERNATIONAL INC
filed 2006-08-25
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006.

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

INDEX TO FORM 10-QSB/A

April 30, 2006

Part I -Financial Information

Item 1. Financial Statements:

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

FINANCIAL STATEMENTS:

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Consolidated Balance Sheet	1 - 2

Consolidated Statements of Income and Retained Earnings	3

Schedules to Consolidated Statements of Income and Retained Earnings	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6 - 13

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
INTERIM CONSOLIDATED BALANCE SHEET
AS AT APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

	April 30, 2006	Jan 31, 2006
	(unaudited)	(audited)
	$	$

ASSETS
CURRENT
Cash	-	126,727
Accounts receivable (net of allowance of $243)	173,546	74,773
Inventories (Note 3)	483,313	452,055
Advances to shareholders (Note 4)	4,472	50,922
Prepaid expenses	127,435	104,980

TOTAL CURRENT ASSETS	788,766	809,457

DEPOSITS ON EQUIPMENT AND PATENTS	238,991	231,867

EQUIPMENT AND PATENTS (Note 5)	501,480	498,917

FUTURE INCOME TAXES (Note 6)	80,083	-

DEFERRED COSTS (Note 8)	217,391	-

	1,826,711	1,540,241

APPROVED ON BEHALF OF THE BOARD:

_____________________________, Director

_____________________________, Director

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC
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

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
Common stock, $0.001 par value, 175,000,000 shares
authorized and 41,890,991 shares issued and
outstanding
Preferred stock, $0.001 par value, 25,000,000 shares
authorized and none issued and outstanding	41,891	461,901

ADDITIONAL PAID-IN CAPITAL (Note 8)	689,573	-

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	39,690	43,547

(DEFICIT) RETAINED EARNINGS (Note 8)	(161,990)	82,982

	609,164	588,430

	1,826,711	1,540,241

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

1. DESCRIPTION OF THE BUSINESS

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

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

Included in equipment is the cost of a machine which remains in the testing phase. The cost of the machine to date is approximately $50,415. This asset has not been amortized.

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

                                      Continued...

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

98,039

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity - KMA Canada prior to reverse merger

			Additional
	Common	Par	Paid-in	Comp.	Accumulated
	Shares	Value	Capital	Income	Earnings
	$	$	$	$	$
January 31, 2006	32,136,800	-	461,901	43,547	82,982
Issuance of shares for
consulting services	408,000	-	52,173	-	-
Issuance of shares for
finder’s fee	1,700,000	-	217,391	-	-
March 15, 2006	34,244,800	-	731,465	43,547	82,982

Continuity of Shareholders’ Equity - KMA International

			Additional
	Common	Par	Paid-in	Comp.	Accumulated
	Shares	Value	Capital	Income	Earnings
	$	$	$	$	$
January 31, 2006	4,920,250	4,920	166,421	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-
Issuance of shares in
reverse merger	34,244,800	34,245	525,878	43,547	82,982
Accumulated deficit
acquired in reverse
merger	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-
Issuance of replace-
ment shares	1,179,000	1,179	(1,179)	-	-
Currency translation
adjustment	-	-	-	(3,857)	-
Net loss	-	-	-	-	(244,972)
April 30, 2006	41,890,991	41,891	689,573	39,690	(161,990)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

During the period ended April 30, 2006, the following transactions occurred:

(a)
On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)
On February 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing. The advance has been reflected as a deferred cost until such time as the planned equity financing is completed.

(c)
On March 1, 2006, pursuant to a resolution of the Board of Directors, the issued and outstanding common shares of KMA Canada were subject to a reverse stock split at a ratio of five (5) shares to one (1), reducing the number of shares outstanding from 10,072,000 to 2,014,400 (34,244,800 post split reorganization common shares).

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

KMA International is the surviving corporation as a result of a merger transaction with Espo’s, Ltd., a corporation formed under the laws of the State of New York. The merger occurred March 15, 2006. At the time of the merger transaction, Espo’s, Ltd. was a non-SEC reporting corporation. As a result of the merger and acquisition transactions the former shareholders of Espo’s, Ltd. hold 11,811,991 or 28.2% of the post split reorganization common shares of KMA International. Pursuant to the merger agreement, the remaining 71,832,259 post split reorganization shares (4,225,427 pre split reorganization shares), held by individuals that were former shareholders of Espo’s, were retired to treasury effective March 15, 2006 and cancelled on May 19, 2006.

The terms of the merger transaction and the acquisition agreement provided that the mind and management of KMA International would be replaced by the officers and directors of KMA Canada and having had no significant business activity for a number of years, upon the effective time of the acquisition, KMA International adopted the business plan of KMA Canada. The transaction was therefore accounted for as a reverse acquisition with KMA Canada as the acquiring party and KMA International as the acquired party, in substance, a reorganization of KMA Canada. Generally accepted accounting principles in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the combination are those of KMA Canada.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(unaudited)
(expressed in U.S. dollars)

10. RESEARCH AND DEVELOPMENT COSTS

As at January 31, 2004 the Company had a research and development program which was eligible for investment tax credits of $65,507. The investment tax credits earned are generally subject to audit by Canada Revenue Agency ("CRA") before refund or reduction of income taxes payable is allowed. Due to the technical nature of the development undertaken by the Company and CRA's changing interpretation of qualifying activities, there is no certainty that the projects claimed will qualify. Therefore, no provision has been recorded in relation to these tax credits or the related tax liability of approximately $12,200.

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

Foreign Exchange Risk

Certain of the Company's sales and expenses are incurred in United States currency and are therefore subject to gains and losses due to fluctuations in that currency.

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

The information contained in this report on Form 10-QSB/A and in other public statements by the Company and Company officers or directors includes or may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology.

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

The Company was formed on March 9, 2006 under the laws of the State of Nevada, and our structure is organized as a holding company, with KMA (Canada) and KMA Global Solutions, LLC (“KMA LLC”), a Nevada limited liability company, as wholly-owned subsidiaries. On March 10, 2006, we entered into a merger agreement with Espo’s Ltd. (“Espo’s”), a corporation incorporated under the laws of the State of New York on September 7, 2001, in which the Company was the surviving corporation. Pursuant to the merger, the Company issued 1,700,000 shares of its common stock to KMA LLC. The Company controlled 314,400 common shares of KMA Canada.

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

RESULTS OF OPERATIONS

The Company’s results of operations for the fiscal quarters ended April 30, 2006 and 2005, in dollars and as a percent of sales, are presented below:

	Quarter Ended April 30,
	2006		2005
Sales	$1,137,676	100%	$1,117,370	100%
Cost of Sales	$910,314	80.0%	$880,034	78.8%
Gross Profit	$227,362	20.0%	$237,336	21.2%
Selling General & Administrative Expenses	$562,899	49.5%	$192,132	17.2%
Income Before Income Taxes	($ 335,537)	(29.5)%	$45,204	4.0%
Net Income	($ 244,972)	(21.5)%	$25,504	2.3%

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

Liquidity and Capital Resources

The table below represents summary cash flow information for the fiscal quarters indicated:

	Fiscal quarter ended April 30,
	2006	2005
Net cash from operating activities:	$(310,408)	$(105,565)
Net cash from investing activities:	$28,682	$(51,095)
Net cash from financing activities:	$165,343	$133,402

Effect of currency translation adjustments:	$(10,344)	$(134)
Total Change in cash and cash equivalents:	$(126,727)	$(23,392)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following policies and estimates as critical to the Company’s business operations and the understanding of the Company’s results of operations. Note that the preparation of this Form 10-QSB/A requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, note that the filing with the Securities and Exchange Commission of our first Form 10-QSB was delayed and, accordingly, management has instituted enhanced accounting review and scheduling procedures to ensure that the filing of future financial reports are undertaken in a timely manner. Based upon its evaluation, Management has concluded that our disclosure controls and procedures were inadequate and not fully effective, and has revised and enhanced our accounting review and scheduling procedures as well as instituted new training and other support measures for its accounting personnel to ensure that material information relating to this report, including information from our consolidated subsidiaries, will be made known to them by others within those entities, particularly during the periods in which the preparation of our Quarterly Reports shall occur.

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

PART II
OTHER INFORMATION

Item 1.           Legal Proceedings

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

Item 2.           Changes in Securities and Use of Proceeds

Espo’s Ltd. (“Espo’s”) had sold securities from time to time in private placements since its inception pursuant to the exemptions for nonpublic offerings under Section 4(2) of the Securities Act.

The Company had issued securities in connection with its merger with Espo’s and for various services rendered and to be rendered pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act, as described below. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No underwriter or placement agent was engaged in these transactions.

1. After its formation, the Company entered into an Agreement and Plan of Reincorporation Merger as of March 10, 2006, with Espo's. Pursuant to the merger, in which the Company was the surviving entity, the Company issued 4,920,250 shares of Common Stock. The consideration for the Company’s shares was an equal number of Espo’s shares of common stock, of which 4,225,427 shares of Common Stock were cancelled, leaving a balance of 694,823 shares of Common Stock. The Company relied upon Section 4(2) of the federal Securities Act of 1933 (the “1933 Act”), which provides an exemption from the registration provisions of section 5 of the 1933 Act for “transactions by an issuer not involving any public offering.” The exchange of securities were made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives and professional advisors, was determined by the Company, based on their prior securities experience, to have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

2. On March 15, 2006, the Company entered into an agreement (the “Acquisition Agreement”) to acquire KMA Global Solutions Inc., (“KMA (Canada)”) pursuant to which the Company issued 314,400 shares of its common stock to the shareholders of KMA (Canada) in exchange for an equal amount of KMA (Canada) common stock. The Company relied upon Section 4(2) of the 1933 Act. The exchange of securities were made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives, had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment. The consideration for the Company’s shares were an equal number of shares of KMA (Canada) common stock.

3. In connection with the March 15th Acquisition Agreement, the Company formed KMA Global Solutions, LLC (“KMA LLC”) as a special purpose entity with the Company as its single member and the holder of all of KMA LLC’s outstanding interests. The Company issued 1,700,000 shares of its common stock to KMA LLC. The Company relied upon Section 4(2) of the 1933 Act. The exchange of securities were made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives, had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment. The consideration for the issuance of the Company’s shares was not cash, but an equal number of shares of KMA (Canada) common stock. The transaction was undertaken to facilitate the deferral of income recognition for Canadian tax purposes for the shareholders of Exchangeco.

4. In order to enhance the liquidity of the Company’s Common Stock, the Company effected a share dividend or “stock split” on March 17, 2006. This event was accomplished by the issuance of seventeen shares of Common Stock for each share of issued and outstanding Common Stock on a pro rata basis and without consideration to the Company’s stockholders. As per an agreement between the KMA (Canada) shareholders and the Company, 5,344,800 shares of the Company's Common Stock were retired to treasury and cancelled and the KMA (Canada) shareholders received 1,179,000 post-split shares of Common Stock. As a result of these transactions, the total issued and outstanding shares of the Company’s common stock as of April 30, 2006 was 41,890,991. The forward stock split was exempt from registration with the Commission pursuant to Securities Act Section 3(a)(9).

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

None

Item 5.             Other Information

None.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

Date: August 25, 2006	By:	/s/ Jeffrey D. Reid
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