Form 10QSB
period 2006-07-31
KMA GLOBAL SOULUTIONS INTERNATIONAL INC
filed 2006-09-15
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 41,890,911 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

INDEX TO FORM 10-QSB

July 31, 2006

Page Number

Part I -Financial Information

Item 1. Financial Statements:

Interim Consolidated Balance Sheets - July 31, 2006 (Unaudited) and January 31, 2006 (Audited)

Interim Consolidated Statement of Income and Retained Earnings for the Three and Six Month Periods Ended July 31, 2005 and 2006 (Unaudited)

Interim Consolidated Statements of Cash Flows for the Six Month Periods Ended July 31, 2005 and 2006 (Unaudited)

Notes to the Interim Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

Part II - Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

FINANCIAL STATEMENTS:

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(unaudited)

(expressed in U.S. dollars)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Consolidated Balance Sheet	1 - 2

Consolidated Statements of Income and Retained Earnings	3

Consolidated Statements of Cash Flows	4

Notes to the Consolidated Financial Statements	5 - 11

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 1
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JULY 31, 2006
(unaudited)
(expressed in U.S. dollars)

July 31, 2006	Jan 31, 2006
(unaudited)	(audited)
$	$

ASSETS

CURRENT
Cash	29,298	126,727
Accounts receivable (net of allowance of $240)	203,527	74,773
Inventories (Note 3)	437,700	452,055
Advances to shareholders (Note 4)	-	50,922
Prepaid expenses	219,208	104,980

TOTAL CURRENT ASSETS	889,733	809,457

DEPOSITS ON EQUIPMENT AND PATENTS	243,584	231,867

EQUIPMENT AND PATENTS (Note 5)	489,046	498,917

FUTURE INCOME TAXES (Note 6)	179,464	-

DEFERRED COSTS (Note 8)	220,926	-

	2,022,753	1,540,241

APPROVED ON BEHALF OF THE BOARD:

_____________________________, Director

_____________________________, Director

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 2
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JULY 31, 2006
(unaudited)
(expressed in U.S. dollars)

July 31, 2006	Jan 31, 2006
(unaudited)	(audited)
$	$

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	1,495,586	829,769
Current portion of capital lease obligation (Note 7)	54,200	52,419

TOTAL CURRENT LIABILITIES	1,549,786	882,188

ADVANCES FROM SHAREHOLDERS (Note 4)	7,571	-

CAPITAL LEASE OBLIGATION (Note 7)	30,231	56,787

FUTURE INCOME TAXES (Note 6)	-	12,836

	1,587,588	951,811

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
Common stock, $0.001 par value, 175,000,000 shares
authorized and 41,915,991 shares issued and
outstanding
Preferred stock, $0.001 par value, 25,000,000 shares
authorized and none issued and outstanding	41,916	461,901

ADDITIONAL PAID-IN CAPITAL (Note 8)	700,598	-

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	47,997	43,547

(DEFICIT) RETAINED EARNINGS (Note 8)	(355,346)	82,982

	435,165	588,430

	2,022,753	1,540,241

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 3
INTERIM CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
(unaudited)
(expressed in U.S. dollars)
Three Months Ended	Six Months Ended
July 31,	July 31,

2006	2005	2006	2005
$	$	$	$

SALES	1,888,803	1,717,288	3,015,613	2,836,934

COST OF SALES
Inventories, beginning of period	483,313	233,260	452,055	616,157
Purchases	1,487,815	1,546,968	2,421,478	2,047,970

	1,971,128	1,780,228	2,873,533	2,664,127
Less: Inventories, end of period	437,701	446,754	437,700	446,754

	1,533,427	1,333,474	2,435,833	2,217,373

GROSS MARGIN	355,376	383,814	579,780	619,561

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	650,343	260,253	1,210,119	450,787

(Loss) income before income taxes	(294,967)	123,561	(630,339)	168,774

Income taxes - future (Note 6)	(101,611)	21,653	(192,011)	41,362

NET (LOSS) INCOME FOR THE PERIOD	(193,356)	101,908	(438,328)	127,412

RETAINED EARNINGS (DEFICIT), beginning of
period (Note 8)	(161,990)	13,304	82,982	(12,200)

(DEFICIT) RETAINED EARNINGS, end of
period (Note 8)	(355,346)	115,212	(355,346)	115,212

(LOSS) EARNINGS PER SHARE

Basic	(0.01)	0.00	(0.01)	0.00

Diluted	(0.01)	0.00	(0.01)	0.00

Weighted average number of common shares	41,903,219	28,289,000	38,820,601	28,289,000

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC	Page 4
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JULY 31
(unaudited)
(expressed in U.S. dollars)

2006	2005
$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	(438,328)	127,413
Adjustments for:
Amortization	43,526	33,845
Shares issued for services provided	63,197	-
Future income taxes	(192,011)	41,362
	(523,616)	202,620
Changes in non-cash working capital:
(Increase) in accounts receivable	(128,016)	(172,552)
Decrease in inventories	17,278	176,440
(Increase) decrease in prepaid expenses	(113,322)	4,657
Increase (decrease) in accounts payable and
accrued liabilities	659,109	(219,966)
	435,049	(211,421)

Cash flows from operating activities	(88,567)	(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness
(Decrease) increase in capital lease obligation	(25,439)	124,889
Increase (decrease) in advances from shareholders (net)	58,711	(3,320)
Cash flows from financing activities	33,272	121,569

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advances to shareholders	-	(19,609)
Purchase of equipment and patents	(30,416)	(155,994)
Deposits on equipment and patents	(10,181)	71,127
Cash flows from investing activities	(40,597)	(104,475)

EFFECT OF CUMULATIVE CURRENCY TRANSLATION
ADJUSTMENTS	(1,537)	(6,441)

(Decrease) increase in cash	(97,429)	1,852
Cash, beginning of period	126,727	41,885

Cash, end of period	29,298	43,737

SUPPLEMENTAL INFORMATION:
Interest paid	6,955	6,793
Income taxes paid	-	-
Equipment acquired by capital lease	-	155,376

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 5

1.	DESCRIPTION OF THE BUSINESS

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

3.	INVENTORIES

	July 31,	January 31,
	2006	2006
	$	$

Finished goods	187,014	206,654
Raw materials	250,686	245,401

	437,700	452,055

4.	ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 6

5.	EQUIPMENT AND PATENTS

			July 31,
		Accumulated	2006
	Cost	Amortization	Net
	$	$	$
Equipment	707,848	444,588	263,260
Equipment under capital lease	168,077	22,410	145,667
Patents	79,821	17,170	62,651
Computer equipment	33,573	19,172	14,401
Office furniture	4,910	1,843	3,067

	994,229	505,183	489,046

			January 31,
		Accumulated	2006
	Cost	Amortization	Net
	$	$	$
Equipment	684,211	414,623	269,588
Equipment under capital lease	166,985	13,916	153,069
Patents	79,303	14,676	64,627
Computer equipment	22,779	12,375	10,404
Office furniture	4,214	2,985	1,229

	957,492	458,575	498,917

Included in equipment is the cost of a machine which remains in the testing phase. The cost of the machine to date is approximately $49,809. This asset has not been amortized.

6.	INCOME TAXES

The reconciliation of the income tax provision calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements is as follows:

	July 31,	July 31,
	2006	2005
	$	$
Income tax provision at combined Canadian federal and
provincial statutory rate of 36.12% (2005-18.62%)	(227,678)	31,426
Increase due to:
Change in effective tax rate	21,787	-
Other	13,880	9,936

	(192,011)	41,362

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 7

6.	INCOME TAXES (Continued)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	July 31,	January 31,
	2006	2006
	$	$
Future income tax assets:
Losses carried forward	250,904	19,908
Future income tax liabilities:
Equipment and patents	(71,440)	(32,744)

Future tax asset (liability)	179,464	(12,836)

7.	OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into a leasing agreement for equipment dated March 15, 2005. The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,208, and is secured by the equipment.

The following is a summary of future minimum lease payments under this capital lease expiring February 15, 2008, together with the present balance of the obligations:

		2006
		$

Periods ending:	July 31, 2007	54,200
	July 31, 2008	30,231

		84,431

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 8

8.	SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity - KMA Canada prior to reverse merger

			Additional
	Common	Par	Paid-in	Comp.	Accumulated
	Shares	Value	Capital	Income	Earnings
	$	$	$	$	$
January 31, 2006	32,136,800	-	461,901	43,547	82,982
Issuance of shares for
consulting services	408,000	-	52,173	-	-
Issuance of shares for
finder’s fee	1,700,000	-	217,391	-	-
March 15, 2006	34,244,800	-	731,465	43,547	82,982

Continuity of Shareholders’ Equity - KMA International

			Additional
	Common	Par	Paid-in	Comp.	Accumulated
	Shares	Value	Capital	Income	Earnings
	$	$	$	$	$
January 31, 2006	4,920,250	4,920	166,421	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-
Issuance of shares in
reverse merger	34,244,800	34,245	525,878	43,547	82,982
Accumulated deficit
acquired in reverse
merger	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-
Issuance of replace-
ment shares	1,179,000	1,179	(1,179)	-	-
Currency translation
adjustment	-	-	-	4,450	-
Issuance of shares
for investor
relations services	25,000	25	11,025 - -
Net loss	-	-	-	-	(438,328)
July 31, 2006	41,915,991	41,916	700,598	47,997	(355,346)

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 9

8.	SHAREHOLDERS’ EQUITY (Continued)

During the period ended July 31, 2006, the following transactions occurred:

(a)
On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)
OnFebruary 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing. The advance has been reflected as a deferred cost until such time as the planned equity financing is completed.

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

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 10

8.	SHAREHOLDERS’ EQUITY (Continued)

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

(e)
On June 16, 2006, KMA International issued 25,000 common shares with a deemed value of Cdn $0.50 per share in exchange for investor relation services provided by a consulting company for KMA International.

9.	COMMITMENTS

a)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $229,254 including $101,891 due within one year, $101,891 due in 2008, and $25,472 due in 2009.

The Company is also responsible for common area costs.

b)
The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $106,892 including $61,250 within one year, $35,583 due in 2008 and $10,059 due in fiscal 2009.

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS JULY 31, 2006 (unaudited) (expressed in U.S. dollars)	Page 11

10.	RESEARCH AND DEVELOPMENT COSTS

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

Continued...

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

The use of EAS systems in the retail environment continues to be a significant cost savings tool for the retailer. With the retail environment being extremely competitive the use of our low cost solutions positions KMA favorably for the future. The addition of new high speed high volume equipment will drive costs of production lower and enable KMA to fulfill a larger per cent of the market. With the completion of the newest equipment we will be able to open up production facilities in high demand locations reducing operating and freight costs. KMA anticipates increased demands for its products in International as well as North American markets. Management’s ongoing strategy includes implementing process improvements to reduce costs in all of its manufacturing facilities, re-deploying assets to balance production capacity with customer demand and expanding production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

RESULTS OF OPERATIONS

The Company’s results of operations for the fiscal three month and six month ended July 31, 2006 and 2005, in dollars and as a percent of sales, are presented below:

	Three months ended July 31,				Six months ended July 31,
	2006		2005		2006		2005

Sales	1,888,803	100%	1,717,288	100%	3,015,613	100%	2,836,934	100%
Cost of Sales	1,533,427	81%	1,333,474	78%	2,435,833	81%	2,217,373	78%
Gross Profit	355,376	19%	383,814	22%	579,780	19%	619,561	22%
Selling General &	650,343	34%	260,253	15%	1,210,119	40%	450,787	16%
Administrative Expenses
Income Before Income Taxes	-294,967	-16%	123,561	7%	-630,339	-21%	168,774	6%
Net Income	-193,356	-10%	101, 908	6%	-438,328	-15%	127,412	4%

Sales

The Company’s sales increased $171,515 or 10%, and $178,679 or 6.3% for the three and six months ended July 31, 2006, respectively, compared to the three and six months ending July 31, 2005. This increase was due to a new customer program launch. The Company’s sales have remained stable to this time frame experiencing some delays in implementation of planned retail programs.

KMA has developed direct relationships with customers for our EAS solutions. The customer base is directed by the retailer to use EAS solutions that create the demand for our products. We have been able to improve our direct relationships and have created a two tiered sales approach to the industry that gives us awareness to the retailer and its corresponding supplier. It is this two-tiered approach that we anticipate will develop significant increases in our revenue this fiscal year.

Gross Profit

Gross profit was $355,376 or 19% of sales, and $579,780 or 19% of sales, respectively, for the three and six months ended July 31, 2006, compared with $383,814 or 22%, and $619,561 or 22% of sales, respectively, for the three and six months ended July 31, 2005. The lower gross margin for the six months ended July 31, 2006 as compared to the previous year was primarily the result of differences in exchange rates. Management’s ongoing strategy includes implementing process and purchasing improvements to reduce costs in manufacturing, transferring the majority of existing manufacturing capacity from the Company’s Canadian operations primarily to facilities in China and India to minimize labor, raw materials, freight and duty costs.

Selling, General and Administrative ( “SG&A”) Expenses

SG&A expenses were $650,343 and $1,210,119 for the three and six months ended July 31, 2006, respectively, compared with $260,253 and $450,787, respectively, for the three and six months ended July 31, 2005. As a percent of sales, SG&A expenses were 34% and 40% for the fiscal three and six months ended July 31, 2006, compared to 15% and 16% for the fiscal three and six months ended July 31, 2005. This increase in ratio of SG&A to sales is primarily due to increased cost of director’s liability insurance, as well as, increased professional fees, specifically, auditor costs and legal fees in connection with the Company’s recent reverse merger transaction, (Management does not expect professional fees in reference to merger transaction to recur) and increased wages and benefits. KMA has hired an experienced team of professional managers to assist in the implementation of its growth plan. This includes a Vice President of Sales with over 15 years of selling EAS systems to major retailers in North America, Vice President of Operations with over 30 years of Operations experience who will lead our Global Operations requirements and Vice President of Business Development with 25 years of leadership experience in running the leading provider of EAS systems in Canada.

Operating Income (Loss)

Operating Loss before taxes was $294,967 and $630,339 for the three and six months ended July 31, 2006, respectively, compared with an operating income of $123,561 and $168,774 for the three and six months ended July 31, 2005. While there was no operating income for the six months ended July 31, 2006, the Company’s operating income was 4% of sales for the six months ended July 31, 2005.

The company is positioned to move forward with larger programs that we anticipate will deliver increased sales dollars. To date these programs have not started due to seasonal buying cycles. Sales with current customers have remained stable to date. With the addition of new management, we now have the ability to manage our anticipated growth and implement our global strategy of cost cutting by placing manufacturing in the countries of demand.

Taxes on Income

The Company experienced an operating loss in the three and six months ended July 31, 2006 and therefore recognized a future tax benefit of $101,611 and $192,011 for the three and six months ended July 31, 2006.  The future tax provision for the same three and six months ended in 2005 was $21,653 and $41,362 was calculated to take into account applicable losses carried forward and other timing differences.  The effective income tax rates of the future tax provisions for the three and six months ended July 31, 2006 were 34% and 30%. For the same periods in 2005 the effective rates were 17% and 25% respectively.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the six months ended July 31 indicated:

	Six Months ended July 31,
	2006	2005

Net cash from operating activities	(88,567)	(8,801)
Net cash from investing activities	(40,597)	(104,475)
Net cash from financing activities	33,272	121,569

Effect of currency translation adjustments	(1,537)	(6,441)
Total change in cash and cash equivalents	(97,429)	1,852

Overview . The Company had, for the six months ended July 31, 2006, current liabilities of $1,549,786 and current assets of $889,733. For the six months ended July 31, 2006, the Company experienced negative cash flow of $523,616 from operations, before accounting for changes in non-cash working capital items of $435,049 (resulting from increases in accounts receivable and prepaid expenses, a decrease in inventory, and an increase in accounts payable and accrued liabilities), compared to cash flow of $202,620, before deducting negative changes in non-cash working capital items of $211,421 (resulting from an increase in accounts receivables and decreases in inventories, prepaid expenses, and accounts payable and accrued liabilities) for the six months ended July 31, 2005.

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

Operating Activities . Cash flow from operating activities before accounting for changes in non-cash working capital for the six months ended July 31, 2005 decreased from a net inflow amount, as adjusted for amortization, shares issued for services provided and future income taxes, of $202,620, to a net outflow of $523,616 for the six months ended July 31, 2006.

During the six months ended July 31, 2005, the net income, as adjusted for amortization and future income taxes, resulted in a positive cash flow of $202,620, together with negative changes in non-cash working capital of $211,421, resulted in a negative cash flow from operating activities of $8,801. In the six months ended July 31, 2006, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $523,616 and with changes in non-cash working capital of $435,049 our cash flows from operating activities decreased by $88,567

The variances in cash flow from operations between six months ended July 31, 2006 and July 31, 2005 are the result of adjustments to the Company’s net loss for increases in inventory and prepaid expenses, and offset by an increase in accounts payable. There was a decrease in inventories of $176,440 at the six months ended of July 31, 2005 compared to a decrease in inventories of $17,278 for six months ended July 31, 2006 . The decrease in inventory for the six months ended July 31, 2006 over previous six months ended July 31, 2005 was due to inventory control management resulting in reduced inventory. Our prepaid expenses decreased by $4,657 for the six months ended July 31, 2005 and experienced a $113,322 increase for the six months ended July 31, 2006. Accounts payable and accrued liabilities for the Company decreased $219,966 through the six months period ended July 31, 2005 primarily as a result of improved inventory control management resulting in reduced inventory. Accounts payable and accrued liabilities increased $659,109 in the six months ended July 31, 2006. This increase in accounts payable and accrued liabilities was primarily the result of certain one-time amounts incurred in connection with the reverse merger transaction.

Financing Activities . The Company’s cash flow from financing activities for the six months ended July 31, 2006 amounted to $33,272 as a result of a decrease in its capital lease obligation of $25,439, and an increase in advances from shareholders of $58,711. In comparison, in the six months ended July 31, 2005 the Company incurred an increase in its capital lease obligation of $124,889 and a decrease in advances from shareholders of $3,320, resulting in a net cash flow from financing activities of $121,569.

Investing Activities . In six months ended July 31, 2005, the Company experienced a decrease in cash flow from investing activities of $104,475, in large part due to deposits on equipment and patents that amounted to $71,127 and the purchase of equipment and patents which cost the Company $155,994. For the six months ended July 31, 2006, the Company experienced a decrease in cash flow from investing activities of $40,597.

Off-Balance Sheet Arrangements . The Company has no material transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have or are reasonably likely to have a material current or future impact on its financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenues or expenses.

Market Risk . In the normal course of business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company’s history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company’s products and (3) acceptance of the Company’s products in the marketplace when evaluating the adequacy of the Company’s provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the six months ended July 31, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company’s accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company’s accounts receivable at July 31, 2006 was $203,527, net of an allowance of $240.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at July 31, 2006 was $187,014 for finished goods and $250,686 for raw materials.

On an ongoing basis, the Company evaluates the composition of its inventories and the adequacy of its allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company’s products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at July 31, 2006.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, note that the filing with the Securities and Exchange Commission of our two Forms 10-QSB were delayed and, accordingly, management has instituted enhanced accounting review and scheduling procedures to ensure that the filing of future financial reports are undertaken in a timely manner. Based upon its evaluation, Management has concluded that our disclosure controls and procedures were inadequate and not fully effective, and has revised and enhanced our accounting review and scheduling procedures as well as instituted new training and other support measures for its accounting personnel to ensure that material information relating to this report, including information from our consolidated subsidiaries, will be made known to them by others within those entities, particularly during the periods in which the preparation of our Quarterly Reports shall occur.

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

PART II
OTHER INFORMATION

Item6. Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

Date: September 15, 2006	By:	/s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended