Form 10QSB
period 2006-10-31
KMA GLOBAL SOULUTIONS INTERNATIONAL INC
filed 2006-12-15
CIK 1357585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2006.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _____________ to _____________

                         Commission file number: 0-50046
                    KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                            88-0433489
                     ------                            ----------
         (State or other jurisdiction of              (IRS Employer
                  incorporation)                   Identification No.)

                 5570A Kennedy Road Mississauga, Ontario, Canada
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (905) 568-5220
                            Issuer's telephone number


--------------------------------------------------------------------------------
            (Former name, former address and former fiscal quarter,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 41,890,911 Shares of Common Stock (no par value).

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              INDEX TO FORM 10-QSB

                                October 31, 2006


                                                                           Page
                                                                          Number
                                                                          ------

Part I -Financial Information

Item 1.  Financial Statements:

Interim Consolidated Balance Sheets - October 31, 2006
(Unaudited) and January 31, 2006 (Audited) ..................................1-2

Interim Consolidated Statement of Income and Retained
Earnings for the Three and Nine Month Periods Ended October 31,
2005 and 2006 (Unaudited) .....................................................3

Interim Consolidated Statements of Cash Flows for the
Nine Month Periods Ended October 31, 2005 and 2006 (Unaudited) ................4

Notes to the Interim Consolidated Financial Statements .....................5-11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.  Controls and Procedures

Part II - Other Information

Item 1.  Legal Proceeding

Item 6.  Exhibits and Reports on Form 8-K

                    KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS:



                    KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2006

                                   (unaudited)

                           (expressed in U.S. dollars)

                    KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2006

                                   (unaudited)

                           (expressed in U.S. dollars)



      INDEX PAGE

      Consolidated Balance Sheets                                          1 - 2

      Consolidated Statements of Income and Deficit                            3

      Consolidated Statements of Cash Flows                                    4

      Notes to the Consolidated Financial Statements                      5 - 11

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 1
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)

===============================================================================================
                                                                  Oct 31, 2006   Jan 31, 2006
                                                                  (unaudited)      (audited)
                                                                       $              $
===============================================================================================
                                     ASSETS

CURRENT
     Cash                                                              26,406         126,727
     Accounts receivable                                              286,038          74,773
     Research and development tax credit receivable (Note 11)          66,434              --
     Inventories (Note 3)                                             353,099         452,055
     Advances to shareholders (Note 4)                                     --          50,922
     Prepaid expenses                                                 238,882         104,980
                                                                  -----------     -----------

TOTAL CURRENT ASSETS                                                  970,859         809,457

DEPOSITS ON EQUIPMENT AND PATENTS                                      88,917         231,867

EQUIPMENT AND PATENTS (Note 5)                                        671,180         498,917

FUTURE INCOME TAXES (Note 6)                                          255,057              --

DEFERRED COSTS (Note 9(b))                                            222,598              --





                                                                  -----------     -----------
                                                                    2,208,611       1,540,241
                                                                  ===========     ===========

APPROVED ON BEHALF OF THE BOARD:

                                ,  Director
--------------------------------

                                ,  Director
--------------------------------

   The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 2
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)

===============================================================================================
                                                                  Oct 31, 2006   Jan 31, 2006
                                                                  (unaudited)      (audited)
                                                                       $              $
===============================================================================================
                                   LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                       1,504,611         829,769
     Current portion of capital lease obligation (Note 7)              56,513          52,419
     Promissory note payable (Note 8)                                 141,580              --
                                                                  -----------     -----------

TOTAL CURRENT LIABILITIES                                           1,702,704         882,188

ADVANCES FROM SHAREHOLDERS (Note 4)                                   141,262              --

CAPITAL LEASE OBLIGATION (Note 7)                                      15,597          56,787

FUTURE INCOME TAXES (Note 6)                                               --          12,836
                                                                  -----------     -----------
                                                                    1,859,563         951,811
                                                                  -----------     -----------

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 9)
Common stock, $0.001 par value, 175,000,000 shares
     authorized and 42,065,991 shares issued and
     outstanding
Preferred stock, $0.001 par value, 25,000,000 shares
     authorized and none issued and outstanding                        42,066         461,901

ADDITIONAL PAID-IN CAPITAL (Note 9)                                   729,098              --

ACCUMULATED COMPREHENSIVE INCOME (Note 9)                              48,148          43,547

(DEFICIT) RETAINED EARNINGS (Note 9)                                 (470,264)         82,982
                                                                  -----------     -----------
                                                                      349,048         588,430
                                                                  -----------     -----------

                                                                    2,208,611       1,540,241
                                                                  ===========     ===========

   The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 3
INTERIM CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
(unaudited)
(expressed in U.S. dollars)

                                                Three Months Ended                Nine Months Ended
                                                   October 31,                       October 31,
===========================================================================================================
                                              2006              2005             2006             2005
                                               $                 $                $                $
                                           -----------      -----------      -----------      -----------
===========================================================================================================
SALES                                        1,688,891        2,076,747        4,704,503        4,913,682
                                           -----------      -----------      -----------      -----------

COST OF SALES
     Inventories, beginning of period          437,701          446,754          452,055          616,157
     Purchases                               1,314,877        1,772,676        3,736,355        3,820,646
                                           -----------      -----------      -----------      -----------

                                             1,752,578        2,219,430        4,188,410        4,436,803
     Less:  Inventories, end of period         353,099          570,268          353,099          570,268
                                           -----------      -----------      -----------      -----------

                                             1,399,479        1,649,162        3,835,311        3,866,535
                                           -----------      -----------      -----------      -----------

GROSS MARGIN                                   289,412          427,585          869,192        1,047,147
                                           -----------      -----------      -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES (Schedule)                       478,703          428,529        1,688,822          879,317
                                           -----------      -----------      -----------      -----------

(Loss) income before income taxes             (189,291)            (944)        (819,630)         167,830

Income taxes - future (Note 6)                 (74,373)          (3,284)        (266,384)          38,078
                                           -----------      -----------      -----------      -----------

NET (LOSS) INCOME FOR THE PERIOD              (114,918)           2,340         (553,246)         129,752

(DEFICIT) RETAINED EARNINGS,
     beginning of period (Note 9)             (355,346)         115,212           82,982          (12,200)
                                           -----------      -----------      -----------      -----------

(DEFICIT) RETAINED EARNINGS,
     end of period (Note 9)                   (470,264)         117,552         (470,264)         117,552
                                           ===========      ===========      ===========      ===========

(LOSS) EARNINGS PER SHARE

Basic                                             0.00             0.00            (0.01)            0.00

Diluted                                           0.00             0.00            (0.01)            0.00

Weighted average number of
     common shares                          41,933,926       28,289,000       39,869,780       28,289,000

   The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 4
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED OCTOBER 31
(unaudited)
(expressed in U.S. dollars)

=======================================================================================
                                                                2006         2005
                                                                 $            $
=======================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss) income for the period                          (553,246)      129,752
     Adjustments for:
         Amortization                                            68,115        52,502
         Shares issued for services provided                     91,698            --
         Future income taxes                                   (266,384)       38,078
                                                            -----------   -----------
                                                               (659,817)      220,332
                                                            -----------   -----------
     Changes in non-cash working capital:
     (Increase) in accounts receivable                         (209,015)      (73,958)
     (Increase) in research and development tax
         credits receivable                                     (66,434)           --
     Decrease in inventories                                    104,760        74,806
     (Increase) in prepaid expenses                            (131,665)      (29,011)
     Increase (decrease) in accounts payable and
         accrued liabilities                                    659,337        (2,991)
                                                            -----------   -----------
                                                                356,983       (31,154)
                                                            -----------   -----------

Cash flows from operating activities                           (302,834)      189,178
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      (Decrease) increase in capital lease obligation           (38,422)      114,302
      Increase in promissory note payable                       141,580            --
      Increase (decrease) in advances from shareholders         140,461        (4,102)
                                                            -----------   -----------
Cash flows from financing activities                            243,619       110,200
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Decrease in advances to shareholders                       51,350            --
      Purchase of equipment and patents                        (232,359)     (161,515)
      Deposits on equipment and patents                         145,404       (34,368)
      (Increase) in promissory note receivable                       --       (30,990)
                                                            -----------   -----------
Cash flows from investing activities                            (35,605)     (226,873)
                                                            -----------   -----------

EFFECT OF CUMULATIVE CURRENCY
     TRANSLATION ADJUSTMENTS                                     (5,501)      (17,394)
                                                            -----------   -----------

(Decrease) increase in cash                                    (100,321)       55,111
Cash, beginning of period                                       126,727        41,885
                                                            -----------   -----------

Cash, end of period                                              26,406        96,996
                                                            ===========   ===========

SUPPLEMENTAL INFORMATION:
Interest paid                                                    17,874        10,687
Income taxes paid                                                    --            --
Equipment acquired by capital lease                                  --       161,019

   The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 5
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

1.    DESCRIPTION OF THE BUSINESS

      KMA Global Solutions International, Inc. ("KMA International" or the "Company") is a holding company engaged, through its operating subsidiary KMA Global Solutions, Inc. ("KMA (Canada)") in the supply of Electronic Article Surveillance ("EAS") solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

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

3.    INVENTORIES

                                                      October 31,    January 31,
                                                         2006           2006
                                                      ---------       ---------
                                                          $              $

            Finished goods                              167,125         206,654
            Raw materials                               185,974         245,401
                                                      ---------       ---------

                                                        353,099         452,055
                                                      =========       =========

4.    ADVANCES TO (FROM) SHAREHOLDERS

      Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment. The shareholder who advanced funds to the Company has indicated that he will not request repayment within twelve months.

                                                                    Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

5.    EQUIPMENT AND PATENTS

                                                                    October 31,
                                                      Accumulated       2006
                                            Cost      Amortization      Net
                                        -----------   -----------   -----------
                                             $             $             $
      Equipment                             909,101       463,762       445,339
      Equipment under capital lease         169,349        26,813       142,536
      Patents                                83,208        18,607        64,601
      Computer equipment                     38,125        22,388        15,737
      Office furniture                        4,947         1,980         2,967
                                        -----------   -----------   -----------

                                          1,204,730       533,550       671,180
                                        ===========   ===========   ===========

                                                                    January 31,
                                                      Accumulated       2006
                                            Cost      Amortization      Net
                                        -----------   -----------   -----------
                                             $             $             $
      Equipment                             684,211       414,623       269,588
      Equipment under capital lease         166,985        13,916       153,069
      Patents                                79,303        14,676        64,627
      Computer equipment                     22,779        12,375        10,404
      Office furniture                        4,214         2,985         1,229
                                        -----------   -----------   -----------

                                            957,492       458,575       498,917
                                        ===========   ===========   ===========


6.    INCOME TAXES

      The reconciliation of the income tax provision calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements is as follows:

                                                                October 31,     October 31,
                                                                    2006          2005
                                                                -----------   -----------
                                                                     $             $
      Income tax provision at combined Canadian federal and
         provincial statutory rate of 36.12% (2005-18.62%)         (296,050)       31,250
      Increase due to:
         Change in effective tax rate                                24,543            --
         Other                                                        5,123         6,828
                                                                -----------   -----------

                                                                   (266,384)       38,078
                                                                ===========   ===========

                                                                    Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================
6. INCOME TAXES (Continued)

       Significant components of the Company's future income tax assets and liabilities are as follows:

                                                      October 31,   January 31,
                                                         2006          2006
                                                      -----------   -----------
                                                          $             $
       Future income tax assets:
          Losses carried forward                          330,953        19,908
       Future income tax liabilities:
          Equipment and patents                           (75,896)      (32,744)
                                                      -----------   -----------

      Future tax asset (liability)                        255,057       (12,836)
                                                      ===========   ===========


7.    OBLIGATIONS UNDER CAPITAL LEASE

      The Company has entered into a leasing agreement for equipment dated March 15, 2005. The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,247 and is secured by the equipment.

      The following is a summary of future minimum lease payments under this capital lease expiring February 15, 2008, together with the present balance of the obligations:

                                                                         2006
                                                                       ---------
                                                                           $

      Periods ending:      October 31, 2007                              56,513
                           October 31, 2008                              15,597
                                                                       ---------

                                                                         72,110
                                                                       ========

8.    PROMISSORY NOTE

      The promissory note bears interest at 5% per month, is secured by a first priority security interest in any and all of the Company's receivables, has no fixed terms of repayment and is due on demand. Subsequent to October 31, 2006 the promissory note was repaid in full.

                                                                    Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 8
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

9.    SHAREHOLDERS' EQUITY

      Continuity of Shareholders' Equity - KMA Global Solutions, Inc. ("KMA (Canada)") prior to reverse merger

                                                                    Additional
                                    Common            Par             Paid-in          Comp.         Accumulated
                                    Shares            Value           Capital          Income          Earnings
                                 ------------     ------------     ------------     ------------     ------------
                                      $                $                 $              $                  $
      January 31, 2006             32,136,800               --          461,901           43,547           82,982
      Issuance of shares for
        consulting services           408,000               --           52,173               --               --
      Issuance of shares for
        finder's fee                1,700,000               --          217,391               --               --
                                 ------------     ------------     ------------     ------------     ------------
      March 15, 2006               34,244,800               --          731,465           43,547           82,982
                                 ------------     ------------     ------------     ------------     ------------

      Continuity of Shareholders' Equity - KMA International

                                                                    Additional
                                    Common            Par             Paid-in          Comp.         Accumulated
                                    Shares            Value           Capital          Income          Earnings
                                 ------------     ------------     ------------     ------------     ------------
                                      $                $                 $              $                  $
      January 31, 2006              4,920,250            4,920          166,421               --        (171,341)
      Retired to treasury          (4,225,427)          (4,225)           4,225               --              --
      17:1 share split             11,117,168           11,117          (11,117)              --              --
      Issuance of shares in
        reverse merger             34,244,800           34,245          525,878           43,547          82,982
      Accumulated deficit
        acquired in reverse
        merger                             --               --               --               --         171,341
      Retirement of shares         (5,344,800)          (5,345)           5,345               --              --
      Issuance of replace-
        ment shares                 1,179,000            1,179           (1,179)              --              --
      Currency translation
        adjustment                         --               --               --            4,601              --
      Issuance of shares
        for investor
        relations services             25,000               25           11,025               --              --
      Issuance of shares
        for consulting
        services                      150,000              150           28,500               --              --
      Net loss                             --               --               --               --        (553,246)
                                 ------------     ------------     ------------     ------------    ------------
      October 31, 2006             42,065,991           42,066          729,098           48,148        (470,264)
                                 ============     ============     ============     ============    ============

                                                                    Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                  Page 9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

9.    SHAREHOLDERS' EQUITY (Continued)

      During the period ended October 31, 2006, the following transactions occurred:

      (a) On February 15, 2006, KMA (Canada) issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA (Canada).

      (b) On February 28, 2006, KMA (Canada) issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing. The advance has been reflected as a deferred cost until such time as the planned equity financing is completed.

      (c) On March 1, 2006, pursuant to a resolution of the Board of Directors, the issued and outstanding common shares of KMA (Canada) were subject to a reverse stock split at a ratio of five (5) shares to one (1), reducing the number of shares outstanding from 10,072,000 to 2,014,400 (34,244,800 post split reorganization common shares).

      (d) KMA (Canada) and KMA International, a corporation organized under the laws of the State of Nevada, entered into an acquisition agreement dated March 15, 2006. Pursuant to the terms of the agreement and upon the completion of satisfactory due diligence and receipt of applicable regulatory and shareholder approvals, KMA International acquired 100% of the outstanding shares of the capital stock of KMA (Canada) in exchange for 34,244,800 post-split reorganization common shares (34,244,800 post-split reorganization shares being the aggregate of 28,900,000 owned by KMA LLC and 5,344,800 owned by KMA (Canada) shareholders). Pursuant to an agreement between the KMA (Canada) shareholders and KMA International, the shares in KMA International owned by the KMA (Canada) shareholders were retired to treasury and cancelled and the KMA (Canada) shareholders received 1,179,000 post split reorganization shares.


            KMA International is the surviving corporation as a result of a merger transaction with Espo's, Ltd., a corporation formed under the laws of the State of New York. The merger occurred March 15, 2006. At the time of the merger transaction, Espo's, Ltd. was a non-SEC reporting corporation. As a result of the merger and acquisition transactions the former shareholders of Espo's, Ltd. hold 11,811,991 or 28.2% of the post split reorganization common shares of KMA International. Pursuant to the merger agreement, the remaining 71,832,259 post split reorganization shares (4,225,427 pre split reorganization shares), held by individuals that were former shareholders of Espo's, were retired to treasury effective March 15, 2006 and cancelled on May 19, 2006.

                                                                    Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                 Page 10
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

9.    SHAREHOLDERS' EQUITY (Continued)

            The terms of the merger transaction and the acquisition agreement provided that the mind and management of KMA International would be replaced by the officers and directors of KMA (Canada) and having had no significant business activity for a number of years, upon the effective time of the acquisition, KMA International adopted the business plan of KMA (Canada). The transaction was therefore accounted for as a reverse acquisition with KMA (Canada) as the acquiring party and KMA International as the acquired party, in substance, a reorganization of KMA (Canada). Generally accepted accounting principles in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes. Accordingly, the results of operations for the periods prior to the combination are those of KMA (Canada).

      (e) On June 16, 2006, KMA International issued 25,000 common shares with a deemed value of Cdn $0.50 per share in exchange for investor relation services provided by a consulting company for KMA International.

      (f) On October 20, 2006, KMA International issued 150,000 common shares with a deemed value of USD $0.19 per share in exchange for consulting services .

10.   COMMITMENTS

      a) The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $205,324 including $102,662 due within one year and $102,662 due in 2008.

            The Company is also responsible for common area costs.

      b) The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $91,623 including $59,113 within one year, $25,753 due in 2008 and $6,757 due in 2009.

                                                                    Continued...

LV1 417301v1A 07/25/06
KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                 Page 11
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006
(unaudited)
(expressed in U.S. dollars)
================================================================================

11.   RESEARCH AND DEVELOPMENT COSTS

      As at January 31, 2004 the Company had a research and development program which was eligible for investment tax credits. The investment tax credits earned are generally subject to audit by Canada Revenue Agency ("CRA") before refund or reduction of income taxes payable is allowed. Due to the technical nature of the development undertaken by the Company and CRA's changing interpretation of qualifying activities, there is no certainty that the projects claimed will qualify. During the period ended October 31, 2006, the CRA assessed a refund to be paid to the Company in the amount of $66,434 plus interest. This receivable has been accrued at October 31, 2006. The related tax liability of approximately $24,000 has been accrued and applied against the future tax asset.

12.   FINANCIAL INSTRUMENTS

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

      The carrying amounts for accounts receivable, research and development tax credit receivable, accounts payable and accrued liabilities and promissory note payable on the balance sheet approximate fair value because of the limited term of these instruments.

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

                                                                    Continued...

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Unless otherwise indicated or the context otherwise requires, all references to the "Company," "we," "us" or "our" and similar terms refer to KMA Global Solutions International, Inc. and its subsidiaries.

      The information contained in this report on Form 10-QSB and in other public statements by the Company and Company officers or directors includes or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology.

      Such forward-looking statements are made based on management's beliefs, as well as assumptions made by, and information currently available to, management pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Except as required by law, we undertake no obligation to disclose any revision to these forward-looking statements to reflect events or circumstances after the date made, changes in internal estimates or expectations, or the occurrence of unanticipated events.

Item 2.  Management's Discussion and Analysis.

The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition. Management's Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto. The revenue and operating income (loss) amounts in this Management's Discussion and Analysis are presented in accordance with United States generally accepted accounting principles.

OVERVIEW

      KMA Global Solutions International, Inc., through our operating subsidiary, KMA Global Solutions Inc. ("KMA (Canada)"), a corporation formed in April 1996 under the laws of the Province of Ontario, is an innovator and internationally recognized leader in the Electronic Article Surveillance ("EAS") market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia and pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft and drastically reduce inventory "shrink." Shrink often represents up to 2% of a retailer's cost base and, in aggregate, is a $40 billion problem worldwide. The Company has developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical industries.

      The Company is engaged in the supply of EAS solutions (including the Company's products, NEXTag(TM) and DUAL Tag(TM)), focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries. We seek to grow by concentrating on executing its strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of EAS tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The capital needed to fund our growth has been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

      The Company was formed on March 9, 2006 under the laws of the State of Nevada, and we are organized as a holding company structure, with KMA (Canada) and KMA Global Solutions, LLC ("KMA LLC"), a Nevada limited liability company, as our wholly-owned subsidiaries. On March 10, 2006, we entered into a merger agreement with Espo's Ltd. ("Espo's"), a corporation incorporated under the laws of the State of New York on September 7, 2001, in which the Company was the surviving corporation. Pursuant to the merger, the Company issued 1,700,000 shares of its common stock to KMA LLC.

      On March 15, 2006, we entered into an acquisition agreement with KMA (Canada) whereby we purchased from the remaining shareholders of KMA (Canada) an aggregate amount of 314,400 common shares in exchange for 1,179,000 common shares of KMA International. Through these series of transactions, the Company acquired, directly or indirectly, 100% of the issued and outstanding shares of KMA (Canada).

      The Company's expansion plan is substantially focused on transferring the majority of existing manufacturing capacity from our Canadian operations primarily to facilities in China, India and Mexico, as well as relocating our headquarters from Ontario, Canada to North Carolina.

      The use of EAS systems in the retail environment continues to generate significant cost savings for retailers. Our management believes that the extremely competitive retail environment, and the Company's low cost solutions relative to other EAS suppliers, places us in a favorable position for the future. The addition of new high speed high volume equipment is expected to drive costs of production lower and may enable the Company to capture a larger percent of the EAS market. With the completion of our acquisition of the newest equipment, we expect to be able to open up production facilities in high-demand locations, reducing operating and shipping costs. We anticipate increased demand for our products in international as well as North American markets. Management's ongoing strategy includes implementing process improvements to reduce costs in all of our manufacturing facilities, re-deploying assets to balance production capacity with customer demand, and seeking to expand our production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

RESULTS OF OPERATIONS

      The Company's results of operations for the fiscal three month and nine month periods ended October 31, 2006 and 2005, in dollars and as a percent of sales, are presented below:

                                         Three months ended October 31,                    Nine months ended October 31,
                               ---------------------------------------------------------------------------------------------------
                                    2006                      2005                     2006                     2005
                               ---------------------------------------------------------------------------------------------------
 Sales                           1,688,891         100%     2,076,747        100%    4,704,503       100%     4,913,682       100%
 Cost of Sales                   1,399,479          83%     1,649,162         79%    3,835,311        82%     3,866,535        79%
 Gross Profit                      289,412          17%       427,585         21%      869,192        18%     1,047,147        21%
Selling, General &                 478,703          28%       428,529         21%    1,688,822        36%       879,317        18%
      Administrative Expenses
Income Before Income Taxes        (189,291)        (11%)         (944)         0%     (819,630)      (17%)      167,830         3%
Net Income                        (114,918)         (7%)        2,340          0%     (553,246)      (12%)      129,752         3%

Sales

      The Company's sales decreased $387,856 or 19%, and $209,179 or 4% for the three and nine months ended October 31, 2006, respectively, compared to the three and nine months ending October 31, 2005. Sales have been flat for the nine months ended October 31, 2006 compared to the same period ended October 31, 2005. There has been a significant growth of the apparel EAS label market which we believe will continue to grow in the next period. This growth, however, is likely to be offset by lower demand in multimedia market products due to an expected global decrease in sales of multimedia products.

      We are positioned to move forward with larger programs that we anticipate will deliver increased sales revenue. These programs have just started and we anticipate increased sales in this category in the next fiscal quarter. With the addition of new management, we expect to have greater ability to manage our anticipated growth and implement our global strategy of cutting costs by placing manufacturing facilities in the countries of demand.

Gross Profit

      Gross profit was $289,412 or 17% of sales, and $869,192 or 18% of sales, respectively, for the three and nine months ended October 31, 2006, compared with $427,585 or 21%, and $1,047,147 or 21% of sales, respectively, for the three and nine months ended October 31, 2005. The gross profit for the nine months ended October 31, 2006 as compared to the previous year was lower, primarily due to the differences in exchange rates and the launch of a new product that had not yet achieved volume purchasing supply targets. Further, there were higher waste and lower efficiency factors in the recently launched product. Management's ongoing strategy to achieve and improve profits includes implementing process and purchasing improvements to reduce costs in manufacturing and transferring the majority of existing manufacturing capacity from the Company's Canadian operations primarily to facilities in China and India, in order to minimize labor, raw materials, freight and duty costs.

Selling, General and Administrative ( "SG&A") Expenses

      SG&A expenses were $478,703 and $1,688,822 for the three and nine months ended October 31, 2006, respectively, compared with $428,529 and $879,317 , respectively, for the three and nine months ended October 31, 2005. SG&A expenses, expressed as a percent of sales, were 28% and 36% for the fiscal three and nine months ended October 31, 2006, compared to 21% and 18% for the fiscal three and nine months ended October 31, 2005. This increase in ratio of SG&A expenses to sales is primarily due to increases in (i) the cost of director's liability insurance and in professional fees, (ii) auditor costs and legal fees in connection with the Company's March 2006 reverse merger transaction (management does not expect such professional fees in reference to merger transactions to reoccur), and (iii) wages and benefits. We have hired experienced managers to assist in the implementation of our growth plan, including: a Vice President of Sales with over 15 years of experience selling EAS systems to major retailers in North America; a Vice President of Operations, with over 30 years of operations experience, to lead our Global Operations requirements; and a Vice President of Business Development with 25 years of leadership experience running the leading provider of EAS systems in Canada.

Operating Income (Loss)

      Operating loss before taxes was $189,291 and $819,630 for the three and nine months ended October 31, 2006, respectively, compared with an operating loss before taxes of $944 and operating income before taxes of $167,830 for the three and nine months ended October 31, 2005. While there was no operating income for the nine months ended October 31, 2006, the Company's operating income was 3% of sales for the nine months ended October 31, 2005.

      The Company is positioned to move forward with larger programs that it anticipates will produce income and deliver increased revenue. Management has recently implemented these programs and we expect increased sales in this category in next quarter. With the addition of new management, the Company expects to have the ability to manage its anticipated growth and implement a global strategy of cost-cutting by placing manufacturing in the countries of demand.

Taxes on Income

      The Company experienced an operating loss in the three and nine months ended October 31, 2006 and therefore recognized a future tax benefit of $74,373 and $266,384 for the three and nine months ended October 31, 2006. The future tax benefit for the three months ending for October 31, 2005 was $3,284 and the future tax provision for the same nine months ended in 2005 was $38,078, and was calculated to take into account applicable losses carried forward and other timing differences. The effective income tax rates of the future tax provisions for the three and nine months ended October 31, 2006 were 39% and 33%. For the same periods in 2005, the effective rates were 348% and 23% respectively. The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the nine months ended October 31 indicated:

                                                   Nine Months ended October 31,
                                                       2006              2005
                                                   -----------------------------

Net cash from operating activities                   (302,834)          189,178
Net cash from investing activities                    (35,605)         (226,873)
Net cash from financing activities                    243,619           110,200

Effect of currency translation adjustments             (5,501)          (17,394)
Total change in cash and cash equivalents            (100,321)           55,111

      Overview. The Company had, for the nine months ended October 31, 2006, current liabilities of $1,702,704 and current assets of $970,859. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings. The infusion of capital is expected to come from the sale of treasury stock and/or newly issued shares of common stock to investors in the public capital markets.

      Operating Activities. Cash flow from operating activities for the nine months ended October 31, 2006 resulted in a negative cash flow of $302,834, as compared to the nine month period ended October 31, 2005 which saw a positive cash flow of $189,178. In the nine months ended October 31, 2006, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $659,817 and with changes in non-cash working capital of $356,983 our cash flows from operating activities decreased by $302,834. During the nine months ended October 31, 2005, the net income, as adjusted for amortization and future income taxes, resulted in a positive cash flow of $220,332, together with negative changes in non-cash working capital of $31,154, resulted in a positive cash flow from operating activities of $189,178. The variances in cash flow from operations between nine months ended October 31, 2006 and October 31, 2005 are primarily the result of changes in income/loss before taxes, accounts receivable, prepaid expense and accounts payable. Accounts Receivable for the company increased $209,015 through the nine months period ended October 31, 2006 as compared to an increase of $73,958 for the nine months ended October 31, 2005. This difference is a result of timing of sales. Accounts payable and accrued liabilities for the Company decreased $2,991 through the nine months period ended October 31, 2005 as compared to Accounts payable and accrued liabilities increased of $659,337 in the nine months ended October 31, 2006. This increase in accounts payable and accrued liabilities was primarily the result of certain one-time amounts incurred in connection with the reverse merger transaction. Our prepaid expenses increased by $29,011 for the nine months ended October 31, 2005 and we experienced a $131,665 increase for the nine months ended October 31, 2006. The difference between the years is primarily the result of incurring a prepaid expense for directors liability insurance for the nine month's ending October 31, 2006.

      Financing Activities. The Company's cash flow from financing activities for the nine months ended October 31, 2006 amounted to $243,619, as a result of an increase in advances from shareholders of $140,461, an increase in promissory note payable of $141,580, and a decrease in its capital lease obligation of $38,422. By comparison, in the nine months ended October 31, 2005 the Company incurred an increase in its capital lease obligation of $114,302 and a decrease in advances from shareholders of $4,102, resulting in a net cash flow from financing activities of $110,200.

      Investing Activities. In the nine months ended October 31, 2006 the Company experienced a decrease in cash flow from investing activities of $35,605. This was due to a decrease in advances to shareholders of $51,350, and a increase in purchase of equipment and patents $232,359 offset by deposits on equipment and patents of $145,404. By comparison in the nine months ended October 31, 2005, the Company experienced a decrease in cash flow from investing activities of $226,873, in large part due to deposits on equipment and patents that amounted to $34,368 and the purchase of equipment and patents which amounted to $161,515 and increase in promissory note receivable of $30,990.

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

      Market Risk. In the normal course of its business, the Company is exposed to foreign currency exchange rate and interest rate risks that could impact its results of operations.

      We sell our products worldwide, and a substantial portion of our net sales, cost of sales and operating expenses are denominated in foreign currencies. This exposes the Company to risks associated with changes in foreign currency exchange rates that can adversely impact revenues, net income and cash flow. In addition, the Company is potentially subject to concentrations of credit risk, principally in accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Our major customers are retailers, branded apparel companies and contract manufacturers that have historically paid their balances with the Company.

      There were no significant changes in the Company's exposure to market risk in the past three years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

Sales Returns and Allowances

      Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the nine months ended October 31, 2006 and 2005, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

      Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at October 31, 2006 was $286,038, net of an allowance of $0.

Inventories

      Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at October 31, 2006 was $167,125 for finished goods and $185,974 for raw materials.

      On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

      The Company did not attribute any value to goodwill as at October 31, 2006.

Accounting for Income Taxes

      As part of the process of preparing the consolidated financial statements, management is required to estimate the income taxes in each jurisdiction in which the Company operates. This process involves estimating the actual current tax liabilities, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Management must then assess the likelihood that the deferred tax assets will be recovered and, to the extent that management believes that recovery is not more than likely, the Company establishes a valuation allowance. If a valuation allowance is established or increased during any period, the Company records this amount as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining the Company's provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recognized against net deferred tax assets. Valuation allowances are based on management's estimates of the taxable income in the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

Recently Issued Accounting Pronouncement

      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing" and requires that items such as idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" under Paragraph 5 of ARB No. 43, Chapter 4. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning January 1, 2006. The Company believes that the adoption of SFAS No. 151 will not have a material impact on the Company's results of operations or financial condition.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and takes note that the filing with the Securities and Exchange Commission of our first Form 10-QSB was delayed and the second Form 10-QSB was filed on time.

      Based upon its evaluation, management concluded that our disclosure controls and procedures were inadequate and not fully effective. Management has revised and enhanced our accounting review and scheduling procedures as well as instituted new training and other support measures for its accounting personnel to ensure that material information relating to periodic Exchange Act reports, including information from our consolidated subsidiaries, will be made known to them by the staff and officers of those entities, particularly during the periods in which the preparation of our Quarterly Reports shall occur.

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

                                     PART II
                                OTHER INFORMATION


Item  6. Exhibits.

      The following exhibits are included herein:

Exhibit No.                         Exhibit
-----------                         -------

      31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.


Date:  December 15, 2006                /s/ Jeffrey D. Reid
                                        -----------------------
                                        Jeffrey D. Reid
                                        Chief Executive Officer

EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.