Form 10KSB
period 2007-01-31
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2007-05-01
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number: 0-50046

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
----------------------------------------
(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0433489 (I.R.S. Employer Identification No.)

5570A KENNEDY ROAD MISSISSAUGA ONTARIO, CANADA L4Z2A9 (Address of principal executive offices, zip code)

Issuer’s telephone number, including area code: (905) 568-5220
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None.	Name of the exchange on which registered None.
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer’s revenue for its most recent fiscal year was $6,630,884.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of April 27, 2007, was approximately $44.5 million. The registrant has no non-voting common stock. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of greater than 10% of the registrant’s common stock are the “affiliates” of the registrant.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The registrant had 54,933,319 shares of common stock outstanding on April 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or the context otherwise requires, all references to the "Company," "we," "us" or "our" and similar terms refer to KMA Global Solutions International, Inc. and its subsidiaries.

The information contained in this report on Form 10-KSB and in other public statements by the Company and Company officers or directors includes or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS
History

KMA Global Solutions International, Inc. (www.kmaglobalsolutions.com) is a corporation formed on March 9, 2006 under the laws of the State of Nevada. As described below, we entered into a merger transaction (described below) with Espo's Ltd. (“Espo's”), a non-SEC reporting corporation formed under the laws of the State of New York on September 7, 2001 and we were the surviving corporation. Espo's operated, since its inception, as a retail provider of sporting goods and athletic apparel, with a focus on aquatic sports products. The Company and its founders and shareholders had no relationship with Espo's and its founders prior to the merger. Espo's' shares of common stock traded on the Pink Sheets of the National Quotation Bureau under the symbol “EPOL.” The Pink Sheets is a quotation service, not a formal exchange, and does not have quotation standards. An unaffiliated third-party introduced us to Espo's in order to enable us to achieve a merger with an entity that had shares of stock which were traded on the U.S. public securities markets, thereby offering the Company the opportunity to raise capital on the U.S. public securities markets.

Prior to and in anticipation of the merger transaction described below, a Stock Purchase Agreement, effective as of March 7, 2006 (the “March 7th Agreement”), was entered into between Espo's, Jeffrey R. Esposito and Kenneth C. Dollmann, each holder of Espo's common stock, and 2095511 Ontario Limited. Mr. Esposito and Mr. Dollmann, respectively sold 4,065,427 and 160,000 shares Espo's common stock to the following entities identified in the March 7th Agreement: Brant Fellowship Holdings, Inc.; Candas Enterprises Corp.; Carrick Mortgage Holdings, Inc.; Culross Forwarding Limited; Greenock Export Holdings AG; Bedford Place Investments Ltd.; Brican Holdings Limited (collectively, the “Entities”). None of the Entities is a related person or affiliate of Espo's, Mr. Esposito, Mr. Dollmann, 2095511 Ontario Limited, or the Company, and none became a beneficial owner of greater than five percent of the Company's issued and outstanding Common Stock as result of the merger transaction and subsequent events described below.

It was the consensus of the Entities that, due to the logistics involved in coordinating their purchases of Espo's common stock and in order to capably process the documentation and secure the prompt execution of the March 7th Agreement, it would be most efficient to rely on a single, special purpose company as a vehicle to close the transaction on their behalf. At the request of the Entities, 2095511 Ontario Limited, a limited corporation formed by Jeffrey D. Reid, the President of the Company, under the laws of the Province of Ontario, Canada, served as agent for the Entities to facilitate the closing of the March 7th Agreement.

The Entities' respective purchases of common stock that were held by Messrs. Esposito and Dollmann, totaled 4,225,427 out of the 4,920,250 issued and outstanding shares of Espo's common stock. Mr. Esposito continued to hold 8,823 restricted shares of Espo's common stock which shares (and shares for which they would be exchanged in the merger transaction) are subject to a one-year escrow and “lock-up” that commenced on March 7, 2006. The Entities acquired their shares of Espo’s common stock in exchange for an aggregate payment of $209,830 and their respective promises to provide, from time to time, advice to Espo's and its successors with respect to corporate and financial strategies and restructuring proposals, investor relations and shareholder communications services, and recommendations of potential funding sources, investment groups and strategic partners. Concurrent with the stock purchase transaction, and prior to the merger described below, Espo's transferred its assets and liabilities to other entities that were unaffiliated with the Company.

On March 8, 2006, in order to facilitate the merger transaction described below, Espo's issued 2,014,400 shares of common stock to bring its total issued and outstanding amount of common stock to 6,934,650. In connection with the overall capital restructuring transactions of Espo's and the Company, and in accordance with their representations and in consideration of the promises and conditions under the March 7th Agreement, the Entities had their 4,225,427 shares of Espo's common stock retired to treasury and cancelled. This left 2,709,223 shares of Espo's common stock issued and outstanding. In a separate set of transactions and as consideration for introducing the Company and Espo’s, the Entities acquired 686,000 shares of Espo's common stock from various Espo’s holders.

On March 10, 2006, we entered into an Agreement and Plan of Reincorporation - Merger with Espo's, whereby Espo's was merged with and into the Company, and in which the Company, a Nevada corporation, became the surviving entity (the “Merger”).

In effecting the Merger, each of the 2,709,223 issued and outstanding shares of Espo's common stock, was converted into one share of our Common Stock, and Espo's ceased to exist. The Company’s Common Stock currently is traded on the Pink Sheets of the National Quotation Bureau under the symbol “KMAG.”

On March 15, 2006, we entered into an acquisition agreement (the “Acquisition Agreement”) with KMA Global Solutions Inc., a corporation formed in April 1996 under the laws of the Province of Ontario, Canada (“KMA (Canada)”). KMA (Canada) is a provider of diversified electronic article surveillance (“EAS”) solutions for retail security applications in a variety of consumer industries, including apparel, multimedia, sporting goods, grocery and over-the-counter pharmaceuticals, and offers technology-driven integrated supply chain solutions to secure goods for retailers and consumer-product distributors worldwide. On March 1, 2006, the issued and outstanding common shares of KMA (Canada) were subject to a reverse stock split at a ratio of five (5) shares to one (1), reducing the number of its common shares outstanding from 10,072,000 to 2,014,400.

Pursuant to the terms of the Acquisition Agreement, the Company acquired a majority of the outstanding shares of the capital stock of KMA (Canada) in exchange for 2,014,400 shares of our Common Stock. Pursuant to the Acquisition Agreement, we purchased the remaining 314,400 shares of KMA (Canada) common shares from the minority shareholders of KMA (Canada) in exchange for an equal number of shares of our Common Stock.

In connection with the Acquisition Agreement, we formed KMA Global Solutions, LLC, a limited liability company formed under the laws of the State of Nevada (“KMA LLC”), with the Company as its single member. KMA LLC is a special purpose entity with the sole purpose of facilitating Canadian income tax efficiencies for existing shareholders of KMA (Canada). In connection with its formation, 1,700,000 shares of the Company's Common Stock were issued to KMA LLC in exchange for 100% of its membership interests.

Contemporaneously with the issuance of 1,700,000 shares of Common Stock to KMA LLC, we entered into an Exchange and Support Agreement dated March 14, 2006 (the “Exchange Agreement”), by and among the Company, KMA LLC, KMA Acquisition Exchangeco, Inc., an Ontario corporation (“Exchangeco”), and certain shareholders of KMA (Canada) subject to Canadian taxation. These KMA (Canada) shareholders elected to receive securities (“Exchangeable Shares”) issued by Exchangeco (each a “Holder”) in order to defer income recognition for Canadian tax purposes. The Exchange Agreement provides that the Company and KMA LLC grant each Holder the right to require the Company or KMA LLC to purchase from any of such Holder all or any part of the Exchangeable Shares held by such Holder, in consideration for some or all of the Company's 1,700,000 shares of Common Stock held by KMA LLC. KMA LLC is a wholly-owned subsidiary of the Company. Exchangeco is related to the Company only in that it has a contractual arrangement with KMA LLC to exchange the shares KMA LLC currently owns of the Company. Jeffrey D. Reid is an officer and director of Exchangeco. Mr. Reid indirectly owns 1,520,000 common shares of the Company, he is an indirect control person of KMA LLC by virtue of his control position in the Company, and he is an officer and a director of Exchangeco, which is related to the Company only in that it has a contractual arrangement with KMA LLC to exchange the shares of the Company that KMA LLC currently owns.

On March 17, 2006, the Company effected a stock split in the form of a share dividend. This was accomplished by the issuance of seventeen shares of Common Stock for each share of issued and outstanding Common Stock on a pro rata basis and without consideration to the Company's stockholders. To provide consistent disclosure, the amounts of shares discussed hereafter will reflect the post-split amounts, unless specified otherwise. The 8,823 escrowed shares held by Jeffrey R. Esposito became 149,991 shares of Common Stock. The 686,000 shares held by the Entities became 11,662,000 shares of Common Stock on a post-split basis. The 314,400 shares of Common Stock held by the KMA (Canada) shareholders became 5,344,800 shares on a post-split basis. As per an agreement between the KMA (Canada) shareholders and the Company, these 5,344,800 shares of Common Stock were retired to treasury and cancelled and the KMA (Canada) shareholders received 1,179,000 post-split shares of Common Stock.

Current Corporate Structure

Our current structure is as follows. We have two affiliated companies: KMA LLC, of which we are the single member, and KMA (Canada), our Ontario, Canada operating company affiliate. The structure of our organization is set forth in the following diagram and its accompanying notes:

(1)
27,200,000 shares of the Company's Common Stock are held by KMA LLC for the purpose of facilitating Canadian income tax efficiencies for existing shareholders of KMA (Canada) through the arrangement with Exchangeco.

(2)	314,400 shares of the Company's Common Stock were exchanged for an equal number of shares of KMA (Canada) common stock. Exchangeco holds the balance of KMA (Canada) common shares.
(3)
The shareholders of Exchangeco have the right to require the Company or KMA LLC to purchase some or all their Exchangeable Shares for some or all of the Company's 27,200,000 shares of Common Stock held by KMA LLC. 25,840,000 shares of Exchangeco are owned by Jeffrey D. Reid, resulting in the beneficial ownership of 25,840,000 shares of KMA Global Solutions International, Inc.

Strategic Corporate Structure

We intend to operate as a holding company in a structure that includes several wholly-owned operating subsidiaries located in strategic manufacturing, packaging and distribution markets worldwide. Strategic expansion plans include the relocation of our headquarters from Mississauga, Ontario, Canada to the United States through the formation of KMA Global Solutions Inc. (US) as a wholly-owned subsidiary of the Company. KMA Global Solutions Inc. (Barbados) is intended to be established under the laws of Barbados as a wholly-owned subsidiary of KMA (Canada) with the purpose of overseeing the Company's operations outside of the United States and Canada and to hold all of the issued and outstanding shares of KMA Global Solutions Inc. (Hong Kong), a manufacturing entity to be formed under the laws of Hong Kong. We also intend to form additional overseas subsidiaries as our business grows.

Electronic Article Surveillance (EAS) Industry

Electronic Article Surveillance (EAS) is a technological method used primarily to prevent shoplifting from retail establishments by alerting the retailer to the unauthorized removal of merchandise. Special tags (like the products that KMA sells) are affixed to the product or to its packaging. The special tags are referred to as “active” or “live.”  At point of sale, the special tag is deactivated or “turned off.”  At the exits of stores, detection equipment sounds an alarm to alert staff when an active tag is detected.  The theory is that a properly purchased item will have a special tag that is deactivated or “turned off,” while the tag on a shoplifted product will still be active or “live.”

Using an EAS system enables the retailer to display and allow customer access to popular items. Products can be examined and handled, rather than kept in locked cases or behind the sales counter. The two leading technologies comprising most EAS systems are Acousto-Magnetic (“AM”) and Radio Frequency (“RF”), and each has specific benefits and disadvantages. These respective EAS systems operate on different principles and are not compatible with one another.

Industry sources estimate that the value of goods that are taken without being paid for, known as “shrink,” is an approximate $70 billion per year problem for the global retail industry. Shrink is caused primarily by shoplifting and employee theft. Electronic Article Surveillance (EAS) solutions are designed to act as a deterrent to control the problem of merchandise theft.

EAS system components typically include:

1)	Labels or Hard Tags - electronic sensors attached to merchandise;
2)	Deactivators or Detachers - used at the point of sale to electronically deactivate labels and detach reusable hard tags as items are purchased; and
3)	Detectors - that create a detection area at exits or other sensitive locations.

As a provider of EAS solutions, including security source tagging for a variety of retail industries, our products are designed to consolidate discrete RF and AM technology requirements to improve efficiency, reduce costs, and provide value-added solutions for customers across many geographic markets in a variety of industries, including but not limited to apparel, food, over-the-counter pharmaceuticals, health and beauty aids, and sporting goods.

Our EAS solutions are comprised of a line of custom tags and labels, which contain sensors designed to provide a comprehensive, single-source solution for protection against retail merchandise theft. Our tags and labels are specialized for a variety of applications including, adhesive labels for use on product packaging or tags sewn directly onto retail apparel. The Company's proprietary, low cost solutions serve to reduce consumer and employee theft, prevent inventory shrink, and enable retailers to capitalize on consumer buying patterns and habits by openly displaying high-margin and high-cost items typically subjected to a high level of shoplifting and employee theft. We offer a wide variety of EAS solutions to meet the varied requirements of retail configurations for multiple market segments worldwide.

In addition, the Company is an authorized distributor of Sensormatic sensors in raw form. These sensors are the basic component of an EAS tag or label. Retail stores are responsible for outfitting their own premises with an EAS system, including sensor detection and deactivation equipment that corresponds to their EAS technology of choice, either RF of AM technology. The Company also sells equipment necessary to deactivate the EAS tags to manufacturers, suppliers, wholesalers and distributors that need to deactivate either the AM sensor or the RF sensor before shipping product tagged with Dual Tags to a particular retailer only using one of the two technologies in its stores. Sales of deactivation equipment represent a small fraction of the Company's revenues. The Company does not sell the equipment necessary to establish an EAS system to retailers.

RF systems are widely used in the United States. A label, basically a miniature, disposable electronic circuit and antenna, is attached to a product. The device responds to a specific frequency emitted by a transmitter antenna located at the entry/exit point. The response from the label is then picked up by an adjacent receiver antenna. This will trigger an alarm when it matches specific criteria. Operating frequencies for RF systems generally range from 2 to 10 MHz.

The newer, AM systems have the ability to protect wide exits. AM systems use a transmitter to create a surveillance area where tags and labels are detected. The transmitter sends a pulsating acousto-magnetic frequency signal (of about 58 kHz) which energizes a tag in the surveillance zone. When the pulse ends, the tag responds, emitting a single frequency signal like a tuning fork that is detected by a receiver. A microcomputer checks the tag signal detected by the receiver to ensure it is at the right frequency and time-synchronizes the receiver to the transmitter, at the proper level and at the correct repetition rate. If all these criteria are properly met, the alarm is triggered.

Our Dual TagTM employs both RF and AM technologies, which enables retailers or their suppliers to apply both technologies to the packaging or product in one single pass through the equipment that attaches the tag. This single pass application reduces the cost that would otherwise be incurred to attach each technology. Further, having both technologies attached to each item eliminates the need for manufacturers, wholesalers and distributors to carry multiple inventories and eliminates the risk of improperly shipping goods with RF tags to retailers requiring AM tags and vice versa.

Retailers and manufacturers have become increasingly focused on protecting assets that move through the retail supply chain. Radio Frequency Identification tags (commonly referred to as “RFID”) can be used to track inventory from manufacturer to retailer (and ultimately to the consumer and through the waste processing stream), as well as for tracking products within a given retail location. To address this market opportunity, we have applied for and received patents incorporating RFID into our current solutions. We intend to continue to build infrastructure, add key personnel, develop proprietary label and tag manufacturing equipment, and open branch offices in strategic locations throughout the world, in order to prepare for and take advantage of the opportunity to be a major source for both EAS and RFID solutions worldwide.

Principal Products

Our EAS solutions are comprised of sensor tags and labels designed to provide a comprehensive, single-source solution for protection against retail merchandise theft. The Company's proprietary, low cost solutions, serve to reduce consumer and employee theft, prevent inventory shrink, and enable retailers to capitalize on consumer buying patterns and habits by openly displaying high-margin and high-cost items typically subjected to a high level of shoplifting and employee theft. We offer a wide variety of EAS solutions to meet the varied requirements of retail configurations for multiple market segments worldwide.

The following information describes our product lines, with their respective characteristics and uses:

Source Tagging Solutions - As its name implies, source tagging is the embedding of EAS security labels at either the point of manufacture or packaging to allow delivery of floor or display ready merchandise to the retail store. Under a source tagging program, tags are integrated into automated production processes and applied in primary packaging or within or on the product itself either under branding labels or prominently displayed.

☐
Dual Tag™ - combines both AM and RF technologies in a high speed single-pass label. A single-pass label is a label that enables multiple different EAS technologies to be applied or attached to an item at the same time meaning that an item does not have to put through a process to attach EAS technology more than once. High speed application is the process of attaching one tag or label per item at a very rapid pace. We offer, in a single-pass high speed application, the only solution available on the market compatible with both AM and RF technologies, which eliminates the need for duplicate inventory. The ability to affix tags and labels quickly enables manufacturers, suppliers and distributors to deliver items tagged with EAS labels on a “just in time” basis and at a lower cost per unit than if the labels had to be applied manually or by multiple runs through the application equipment.

☐
Triple Tag™ - combines both AM and RF technologies, in addition to RFID technology, in a single-pass label. As a technology that incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person, RFID is coming into increasing use as an alternative to the Universal Product Code (also referred to as “UPC” or “bar code”) as a means of product identification. The advantage of RFID is that it does not require direct contact or line-of-sight scanning.

Sew-On Source Tagging Solutions - we provide manufacturers of soft-goods with an affordable and effective EAS solution. Tested and certified by ADT Sensormatic Systems Inc. (“Sensormatic™”), for AM systems, and Checkpoint Systems, Inc., for RF systems, within retailer guidelines and located on the particular garment as approved, directed or specified by the retailers, our soft-goods source tagging solutions include:

☐
Original NEXTag™- our original design and, we believe, the most popular sew-on tag in the industry. Available in a variety of colors, we consider it to be the best value for most garment and home fashion applications.

☐
NEXTag™ Slimline - Tyvek® (an E. I. du Pont de Nemours and Company fabric) tag manufactured to a narrower width then the original design of the NEXTag™; designed for intimate apparel, this product is appropriate for any application where size is a constraint.

☐
NEXTag™ Jean - for the denim industry for tacking or stapling directly under the vendor tag that includes size, style number, bar code, retailer's variable data known as a “joker” tag (joker tags are usually sewn into a garment in the waist band, inside seam or bottom of a sleeve of a garment). The NEXTag™ Jean is “denim blue” in color and about twice the size of our original NEXTag™.

☐
NEXTag™ Woven - a premium EAS label of high quality woven fabric. This premium quality label is well suited for decoration with logos, slogans and other graphics required to enhance merchandising appeal.

Drop-in Source Tagging Solutions - this is an EAS tagging solution that is not affixed to the item or the packaging, but rather placed “loose” inside the product packaging or hidden in compartments, such as garment pockets or empty battery casings in items requiring batteries. This solution is an affordable, labor-saving hard goods EAS solution. Tested and certified by Sensormatic™ and approved and specified by major retailers as a source tagging solution; includes:

☐	Original NEXTag™- as described above
☐	NEXTag™Tyvek® - as described above

Attachable Source Tagging Solutions -

☐
Wrap Tags - triple-reinforced vinyl tags are designed for easy application and deliver maximum tear resistance; and can be custom sized; applications include electrical cords, footwear, fishing rods, plumbing and other hard good items;

☐	Luggage Tag - tear resistant vinyl tag designed for “swift-attached” applications; and
☐	Logo Tag - printed paper hang tag that is plastic laminated, to significantly improve tear resistance; applications include branded apparel, children and infant apparel, footwear and sunglasses.

Adhesive Source Tagging Solutions -

☐	Meat Tag - specialized adhesive in a microwave-safe Sensormatic™ label or in a moisture-proof, microwave safe RF version for packaged meat or frozen food applications;
☐	Foamback Tag - able to maintain sensor function in metallic applications; flexibility of a foam backing also enables effective placement on concave or convex surfaces.

Custom Source Tagging Solutions - customized products designed to address unique source tagging requirements, such as limited size or space, concave surfaces or microwave environments.

SensormaticTM Label Distributor - the Company is also an authorized distributor of Sensormatic™ EAS labels. The Sensormatic EAS label is an AM label and can be found inside some of our products such as our DUAL Tag™. We also act as a distributor of Sensormatic's TM EAS labels in the non-installed or “raw” form so that our customers can affix the label directly onto their products before sending them to the retailer. Manufacturers, suppliers and distributors buy the raw Sensormatic™ sensor from us and affix them to the inside of their packaging using our labels, thus making the merchandise source tagging compliant for the retail customer.

Principal Markets

We market our products to retailers that have a need to protect their merchandise from theft. Many of our customers such as Koramsa, a major denim apparel manufacturer located in Guatemala, Rey Corporation, a manufacturer and distributor of apparel hardware such as zippers located in Peru, and Li & Fung, one of the largest apparel buying agencies located in Hong Kong, are vendors to international retailers who have EAS systems installed throughout their stores in various countries throughout the world. Our current principal geographic markets include the United States, Canada, Mexico, Italy, Israel, Hong Kong, China, Vietnam, Thailand, Malaysia, Taiwan, South Korea, the Philippines, India, Indonesia, Pakistan, Sri Lanka, Turkey, Dubai, Peru, Guatemala, Costa Rica, and Brazil.

To initiate a source tagging program, the retailer must have EAS systems installed in most but not necessarily all of the stores that handle the targeted merchandise. This allows the merchandise to be accepted at the individual store and be ready for sale immediately. If a particular store does not have an EAS system in place, KMA has developed a bulk deactivation device which permits deactivation of case sized lots of source tagged merchandise at the distribution point prior to shipment to the unequipped retail store.

Suppliers to retailers become our primary customer once a particular retailer has approved or indicated a preference for the use of one or more of our solutions. In some cases, we enjoy exclusivity as our patents ensure that we are the only supplier of certain EAS solutions. We sell the actual approved solutions to the vendors to retailers in the particular country where the product is manufactured. The term “EAS source-tagging” is used where tags are applied at the source of manufacture. Source-tagging refers to the attachment of EAS tags at the source of production of the retail item where it is least expensive to do so.

We market EAS products primarily to worldwide retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (fashion and athletic apparel, sports merchandise), and other consumer product manufacturers through our source-tagging program.

Business Strategy

RFID Integrated Solutions

RFID technology incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person. RFID is coming into increasing use in industry as an alternative to the bar code. The advantage of RFID is that it does not require direct contact or line-of-sight scanning. An RFID system consists of three components: an antenna, a transceiver (often combined with the antenna into one reader) and a transponder ( i.e. , the tag).

We anticipate that the use of RFID technology will see significant growth over the next five to ten years. As the technology continues to improve and the per unit cost of tags continues to decrease, RFID will begin to play a much larger role in supply chain management. In response to the demand of industry groups to introduce an RFID integrated tag to the retail supply chain, we have made the strategic decision to expand our EAS products to incorporate RFID technology.

RFID usage recently received a significant push when the United States Department of Defense and Wal-Mart Stores, Inc. separately issued mandates requiring their respective large suppliers to use Electronic Product Code open standard RFID tagging on pallets, cases, containers and parts, by January 2005. Each of these enormous organizations see significant benefits in the ability to uniquely identify products in their inventory, manage and track that inventory, realize lower costs and increase supply chain efficiencies. Through their vast buying power, each of these two very different organizations have a major influence on their respective suppliers.

According to a study released on January 11, 2005 by In-Stat (www.in-stat.com), a major technology research firm, worldwide revenues from RFID tags will jump from $300 million in 2004 to $2.8 billion in 2009. During this period, the technology is expected to appear in many industries with significant impact on the efficiency of business processes. Another RFID industry research and consulting firm, IDTechEx, updated a report in May 2006 stating that the value of the total RFID market, including systems and services, is expected to increase to $26 billion by 2016.

Our ongoing strategy is to participate in the expanding RFID market as a core vendor to the pool of suppliers that sell to a particular retailer or chain of retailers (the so-called “vendor population”). KMA (Canada) currently delivers EAS solutions to this market and will develop RFID solutions that are specific to the needs of each vendor.

Presently, we have the ability to add RFID technology to our existing EAS product lines in a Triple TagTM, enabling high-volume, single-pass application of RFID-integrated EAS tags at the unit level. The Triple Tag TM employs both AM and RF technologies in addition to RFID technology which is applied to packaging simultaneously in a single run rather than in separate, duplicate production runs. We have the opportunity to evolve with the marketplace to become a leader in RFID tagging by leveraging existing retail relationships and knowledge of EAS technologies to assist retailers and manufacturers in the emerging RFID market. At the present time, the Company does not earn revenues from sales of RFID as the current high price of RFID tags makes use of the technology prohibitive for our customers. Further, we do not offer any discrete RFID technology to our customers. However, upon further development of this application of RFID resulting in a lower price per unit, we may incorporate this technology in our product line. If that does happen, we anticipate that we will source RFID tags from one of a number of high quality, low cost producers as and when our customers require. While we currently have the ability to add RFID technology by adding an RFID tag to our DUAL Tag™, our expertise at this time is not specifically in the manufacture of RFID tags. As part of our long term planning, we may consider the acquisition of a small RFID tag manufacturer if demand for Triple Tags TM reach such critical mass that it becomes cost effective to do so. There is no guarantee that we will seek to acquire a manufacturer of RFID tags or that a company will be available for purchase at a reasonable price, should we decide to do so.

Our business strategy focuses on providing comprehensive, single-source solutions in the prevention of retail merchandise theft. We believe that new RFID integrated solutions and expanded product offerings will provide significant opportunities to enhance the value of legacy products while expanding the product base in existing customer accounts. We intend to maintain our leadership position in the soft goods markets, expand our market share in certain key hard goods markets, and maximize our position in under-penetrated markets with customized solutions. We also intend to capitalize on our existing base of large global retailers to further promote source tagging opportunities.

To achieve these objectives, we plan to work to continually enhance and expand our technologies and products, and provide superior service to our customers. We are focused on providing our customers with a wide variety of EAS solutions characterized by superior quality, on time delivery, exceptional value, and enhanced merchandising opportunities for the retailer.

To improve profitability, we have initiated strategic expansion of our operations globally to further improve operating margins, shareholder value, and customer focus. Our development plans will include improvement of sales productivity and we intend to analyze and, where necessary, reconfigure our manufacturing and supply chain to better position ourselves in the market.

Marketing Strategy

We primarily promote our products to retailers by offering what we term the “lowest cost loss prevention” solution with on-time delivery, serving as a single point of contact for our client's EAS needs. In emphasizing source-tagging benefits as a cost and labor-efficient means of integrating EAS into the retail environment, we assist retailers in promoting source-tagging with vendors.

Our ongoing strategies to increase acceptance of source-tagging include partnering with major retail suppliers, worldwide, in our source-tagging programs. We offer customized EAS tag solutions to address needs of recognized branding and loss prevention, and continue to expand product applications to accommodate the needs of the packaging industry. Implementation using efficient high-speed production and high-volume capacity supports our reputation with retail suppliers for reliable on-time delivery and superior service.

We intend to continue this marketing strategy, expanding market opportunities to manufacturers and distributors, including. One of our objectives is to launch industry-wide programs to secure new retail accounts and expand existing accounts with innovative and customized products that will increase penetration with integrated value-added solutions. We plan to promote source-tagging around the world with extensive integration and automation using new EAS and RFID support capabilities.

Distribution

We have two branch offices located in Hong Kong and Taiwan, strategically positioning KMA near the source of production for many consumer goods companies. To improve our sales efficiency, future expansion plans include offices and distribution and/or manufacturing centers in India and Mexico, which will enable the Company to further reduce shipping costs and build on its strong reputation for guaranteed, on-time delivery.

Our expansion plan is structured to seize on the obvious advantages associated with being located close to the customer and, where possible, reducing costs associated with manufacturing and duties.

India has very high VAT taxes for importing products for use in manufacturing in India. The technology components of our products are manufactured in Puerto Rico, Japan and China. We currently assemble in Canada and incur a large amount of freight charges to deliver products to our customers overseas. Setting up manufacturing and assembly units in India will enable us to import the components not currently manufactured in India while reducing our freight and the value at which we are taxed.

In Hong Kong, we are able to import to and export from China tax-free, based on Hong Kong's status as an economic region of China. When manufacturing in Hong Kong and then importing to China, there is reduced and/or no import duty on our finished product. Currently, we warehouse our Canadian-made product in Hong Kong and ship to China with a 17% import tax paid by our customer. We can also reduce our overall freight cost as well as reduce some of our current overhead in inventory by manufacturing and delivering “just in time.”

Mexico is a major manufacturing center to North American retailers. We have considered setting up a subsidiary in either Mexico or another Central American location to be closer to our customer source. This once again will give us preferential duty rates into these growing supplier markets.

With respect to the United States, our plan is to produce our DUAL Tag™ products closer to our customer base and reduce the costs associated with operating in Canada. Currently, labor rates, real estate expenses and taxes are lower in the U.S. as compared to Canada. Our long term plan is to move our head offices to the United States to take advantage of these cost efficiencies and to be closer to the head offices of large North American retailers. At the present time, no specific steps have been taken in pursuit of these expansion plans and we may not undertake any one of more of these planned changes.

We have not determined a definitive timeline for the expansion described above, but anticipate a move to the U.S. within one year. Any expansion will be subject to a number of factors, including location of our customers, the performance of the general economy and the health of the EAS industry, changes in tax legislation, international developments as well as other possible unforeseen circumstances. Also, decisions to proceed with our projected expansion and timelines to be determined will depend on funding made available either by retained earnings, the sale of securities in a private placement or public offering or debt financing provided we can secure favorable terms. Because of the wide range of factors to take into consideration, we are not able at this point to form an estimate of the costs of such a move.

Research and Development

Since the inception of our operating subsidiary, KMA (Canada), we have dedicated significant time and effort to the development of innovative products and production equipment to meet the needs of an evolving market. The financial statements illustrate a small portion of the incurred costs as research and development (R&D). We expended approximately $6,984 in R&D activities during fiscal year ended January 31, 2006, and no R&D expense was incurred during the preceding fiscal year. These R&D activities focus on the improvement of process performance, continued broadening of the product lines, cost reductions of the current product lines, and expansion of the markets and applications for our products. No R&D costs are borne directly by our customers. Our future growth in revenues will be dependent, in part, on the products and technologies that result from these R&D efforts.

In response to retail industry demand for a universal tagging solution compatible with both AM and RF technologies, we developed the DUAL Tag™. In the past, retailers would purchase EAS tags that were compatible with the type of EAS deactivators that were in place at the point of purchase and the system of EAS readers in place at entrances and exits. Manufacturers, wholesalers and distributors were required to keep duplicate inventories of their products for delivery to retailers having either AM or RF technology installed in their stores. The DUAL Tag™ eliminates the need for duplicate supply chain inventories and is the only available EAS solution combining both leading EAS technologies in a high speed, single pass application.

We continue to review our product portfolio and rationalize our production facilities and global supply chain, anticipating opportunities for greater efficiency and cost reduction. Future development and expansion of our product lines is expected with improved high-speed production processes, customized tags and selection, and EAS-RFID integration.

Competition

Factors that we consider in evaluating our competition include (i) production capacity, (ii) delivery time, and (iii) proprietary patented and patent pending processes and products. Although we have no significant or direct competition in the EAS market, other providers may offer security solutions carrying exclusively RF or AM technology in the form of an adhesive or a hard security tag. Our principal competitor in the retail and apparel manufacturing industries is Paxar Corporation, which provides merchandising systems including woven labels and tags used to identify brand apparel or printed labels with bar codes.

Within the emerging RFID market, Sentry Technology Corporation, I.D. Systems, Inc. and Zebra Technologies Corporation use RFID technology to provide systems for in store surveillance, asset management and monitoring, inventory control and distribution management, and related software. These companies are not considered to be direct competition, however they do offer solutions related to security.

Sentry Technology Corporation engages in the design, sale, installation and servicing of radio frequency and electro-magnetic EAS systems, and closed circuit television solutions (CCTV) in the United States and Canada. Its EAS systems are used for radio frequency and ranger detection, as well as electromagnetic detection. The company also distributes EAS systems and provides access control readers, controllers, and software for card holders, as well as wireless electronic data collection system for library management, warehousing, parcel tracking, inventory control and asset protection.

Zebra Technologies Corporation engages in the design, manufacture, and support of a range of direct thermal and thermal-transfer label and receipt printers, RFID printer/encoders, dye sublimation card printers, and digital photo printers.

ID Systems Inc. provides wireless solutions for corporate asset management. It designs, develops and produces wireless monitoring and tracking products utilizing a radio-frequency-based system. Its Wireless Asset Net fleet management system provides wireless vehicle access control to restrict access of equipment to trained and authorized personnel; electronic vehicle inspection checklists; early detection of emerging vehicle safety issues; and impact sensing to assign responsibility for accidents, as well as automate and enforce preventative maintenance.

We address our competition by seeking to offer a more diverse range of EAS tagging solutions than our competitors, with a variety of low-cost EAS tags and labels, as well as customizable tags for complex non-standard product packaging. We protect our patents and licensing arrangements to forestall infringement. As a result, we seek to maintain a competitive advantage by marketing our products primarily on the basis of our versatility, exceptional affordability, and strong reputation among our customers for reliable, on-time delivery and ease of integration into operations with source tagging.

Manufacturing, Raw Materials, and Inventory

KMA (Canada), our current operating subsidiary, drives the design and development of products and processes involving our customers, manufacturing and marketing. We purchase raw materials and components from suppliers and complete the production process at our facilities in Ontario, Canada. KMA (Canada) relies primarily on two EAS sensor suppliers: Checkpoint Systems, Inc. for the RF component and ADT Sensormatic Systems Inc. for the AM component. We utilize sophisticated real-time inventory management and logistics at a level to keep inventories to a minimum.

Our manufacturing strategy for EAS products is to rely primarily on in-house capability and to vertically integrate manufacturing operations to the extent that is economically beneficial. Vertical integration refers to the case when two firms, one of which supplies a product to the other, merge into a single firm. Our existing in-house capability, together with the likelihood of future vertical integration, will provide significant control over costs, quality, and responsiveness to market demand which we believe results in a distinct competitive advantage.

Dependence on Customers

We are a preferred supplier of EAS solutions to customers around the world in a variety of industries involved in retail merchandising businesses. “Preferred supplier” is an industry term meaning that retailers indicate a preference as to their suppliers and the company from which the supplier sources its EAS tagging solution. Our status as a “preferred supplier” is, however, informal as it has not been set forth in any binding agreement. In general, suppliers are free to choose to source EAS tags from other than a preferred EAS tagging supplier.

We do not have a standardized customer contract - each agreement is negotiated on a case-by-case basis. Most of our customer agreements have a term of twelve months, and are generally nonexclusive agreements, and they are typically subject to termination by either party upon a given notification period (generally thirty days). The payment terms are generally thirty-days net.

Our customers include Koramsa, a denim apparel manufacturer, Rey Corporation, a Peruvian manufacturer and distributor of apparel hardware and accessory items, and Li & Fung, a Hong Kong based buying agency, suppliers to retail apparel and sporting goods stores, some of the largest producers of electronic games supplied to multimedia retailers, the largest retail food chains in both the US and Canada, the largest “do-it-yourself” hardware and garden center chains, and major suppliers of nutriceutical and over-the-counter (OTC) pharmaceuticals. Apparel market customers have primarily been the largest discount retailers in North America and private label and designer retailers that use source-tagging on a portion or segment of their apparel line. We are dealing with major private label retailers with a focus on programs protecting a substantial percentage of their goods with source-tagging.

The Company continues to promote its solutions to retailers who need to reduce their shrink. In most instances, our typical customer is the supplier to the retailer and/or its associated packager or manufacturer. No one client of the Company contributes more than 5% of the company's revenues. It is difficult to predict the future importance of any one or more of our customers. With that in mind, we continually seek to build a customer base that is sufficiently diverse so that our business is not materially dependent on any one or few customers. Our customer base, especially in the apparel industry, typically establishes large private-label manufacturing programs for which we are frequently named as an “approved supplier” of EAS source tagging solutions. This private label manufacturing trend is generating the need for us to position distribution and/or manufacturing facilities in strategic countries to facilitate the supply of our products to the manufacturers at the lowest possible cost and meet demand for prompt delivery schedules.

The DUAL Tag™ was originally concentrated in the multimedia marketplace. This market is experiencing some reduction at retail due to the trend of making purchases via the Internet.

Our current success has found that the OTC drug and food supplement market has a strong need to use our technology as well as our proposed new Triple Tag TM that includes RFID. This market demand stems from the major retailers in this segment having installed a roughly even split of both RF and AM technologies. We are promoting our solutions to the brand owners and their related packaging companies.

Other solutions, such as our Grocery Label, began via direct sales and in-store applications. Therefore, we had direct sales efforts with the individual store manager to promote the use of our solution. This has evolved as our solution becomes a commodity and is now sold via the retailer's distribution company.

Technology; Intellectual Property

As of April 27, 2007, KMA (Canada) owned or was the assignee of active patents issued by the U.S. Patent and Trademark Office (as well as corresponding foreign patents granted in Germany, Spain, France, Italy, Netherlands, United Kingdom and Mexico). These patents relate to a sew-on security label, which anticipates and incorporates RFID technology, and improvements and the manufacturing process thereof. KMA (Canada) also has patent applications pending in the U.S. (as well as corresponding foreign patent applications in Mexico, Germany, Spain, France, Italy, Netherlands, United Kingdom and Canada) relating to its dual technology EAS label and high speed process, which anticipates and incorporates RFID technology, and improvements thereof. There can be no assurance that any patents will be issued to KMA (Canada) on any of its pending applications.

The majority of our revenues are derived from products or technologies which are patented or patent-pending; however, there can be no assurance that a competitor could not develop products comparable to those of the Company. Although, the patent protection of our technologies is an important aspect of our business and future growth opportunities, the Company's distinct competitive advantage is based on our extensive manufacturing experience and know-how of current and developing EAS technology.

Government Regulation; Need for Government Approvals

The Company's products are compliant with all applicable FCC and DOC regulations in the United States and Canada governing radio frequencies, signal strengths, and conform to environmental regulations in all territories in which they operate. Our products are also compliant with applicable requirements published by ETSI in Europe. We carry the International Organization for Standardization (ISO) for ISO 9001:2000 certification and, at present, no government approvals for our products are required.

Costs and Effects of Compliance with Environmental Laws

There are no material costs or effects of compliance under any applicable environmental laws in the jurisdictions in which we operate.

Employees

As of April 27, 2007, the Company had three employees, Jeffrey D. Reid (Chief Executive Officer and President), Laura Wilkes (Executive Vice President) and William Randal Fisher (Secretary and Treasurer), and KMA (Canada) had sixteen full-time personnel.

Fourteen of the latter individuals are full-time employees located in Mississauga, Ontario, Canada, five of which hold executive management or sales/marketing positions. Two individuals are maintained on contract in Hong Kong, and one other is on contract in Taiwan.

Upon our establishment of U.S.-based operations and the relocation of our headquarters to the United States, the Company anticipates hiring additional employees in a variety of executive, management, sales and administrative roles, in a prudent approach, as business expands.

Canadian Jurisdictional Issues

The Company's operating subsidiary, KMA (Canada), is currently located in Mississauga, Ontario, Canada. Many of the Company's key executive officers and majority shareholders are citizens of and reside in Canada, and, as a result, it may not be possible for U.S. or other non-Canadian purchasers to effect service of process within the United States upon KMA (Canada) or such persons. All or a substantial portion of our assets and such persons may be located within Canada and, as a result, it may not be possible to satisfy a judgment against the issuer or such persons in Canada based upon the civil liability provisions of the U.S. federal securities laws or to enforce a judgment obtained in Canadian courts against KMA (Canada) or persons in Canada based upon the civil liability provisions of the U.S. federal securities laws. The ability of the Company's non-Canadian investors to effect service of process within the United States on KMA (Canada) or an officer or shareholder of KMA (Canada) located in Canada may also be limited.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company presently leases as its executive office, on premises of approximately 11,530 square feet, located at 5570 Kennedy Road, Mississauga, Ontario, Canada. The three-year lease term, commenced November 1, 2005, imposes an approximate rent of $8,500 per month. The Company is given a right of renewal under the lease for an additional two years under the same terms and conditions (except for rights of renewal and the existing rental rate, which shall be renegotiated in accordance with contemporary market rates). The facility in Mississauga has adequate insurance coverage. Since March 2003, the Company has occupied sales office locations in Hong Kong and Taiwan as part of a sales consulting arrangement, and has paid an aggregate rent of $4,000 per month on a month to month basis only, for which no lease agreement has been formalized in writing.

On March 15, 2007, the Company leased a 5467 square foot facility in Hong Kong for manufacturing. Monthly rent is approximately $6,800 per month.

ITEM 3.   LEGAL PROCEEDINGS
The Company is unaware of any pending legal proceedings against it or any of its directors, officers, affiliates or beneficial owners of more than five percent (5%) of any class of voting securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted for trading on the Pink Sheets over the counter quotation service. Prior to the Company's merger with Espo's, Espo's common stock traded under the symbol “EPOL”. Effective on March 27, 2006, the symbol was changed to “KMAG.”

The following tables set forth the quarterly high and low daily bids for our Common Stock as reported by Pink Sheets for the shares of Common Stock issued by the Company beginning with the quarter ended April 30, 2006. Historical information with respect to Espo's common stock prices is not relevant as to the Company's stock price due to the substantial change to the business of the Company post-merger. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. It should be noted that the prices listed for the Common Stock may not be a reliable indicator of their value due to the fact that the Pink Sheets have no listing standards and the volume of sales for shares of Common Stock has been inconsistent since they commenced trading.

	High	Low
Quarter through April 27, 2007	$1.05	$0.37
Quarter ended January 31, 2007	$0.55	$0.44
Quarter ended October 31, 2006	$0.16	$0.16
Quarter ended July 31, 2006	$3.40	$3.00
Quarter ended April 30, 2006	$5.50	$3.75

Our stock price at the close of the market on April 27, 2007, was $0.81.

A broker/dealer and market maker registered with the SEC will, on behalf of the Company, apply for the quotation of the Common Stock on the OTC Bulletin Board, subject to the filing of information with and approval by NASD in connection with SEC Rule 15c2-11 and NASD Rule 6740.

Holders

As of April 27, 2007, there were 28 holders of record of Common Stock, of which certain holders of record are entities that hold on behalf of beneficial owners. No shares of Preferred Stock are issued or outstanding.

Dividends

No cash dividends have been declared on our Common Stock. The declaration of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of cash dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Recent Sales of Unregistered Securities

Espo's had sold securities from time to time in private placements since its inception pursuant to the exemptions for nonpublic offerings under Section 4(2) of the Securities Act.

The Company had issued securities in connection with its merger with Espo's and for various services rendered and to be rendered pursuant to the exemption for non-public offerings under Section 4(2) of the Securities Act, as described below. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No underwriter or placement agent was engaged in these transactions.

1)
After its formation, the Company entered into an Agreement and Plan of Reincorporation Merger as of March 10, 2006, with Espo's. Pursuant to the merger, in which the Company was the surviving entity, the Company issued 4,920,250 shares of Common Stock. The consideration for the Company's shares was an equal number of Espo's shares of common stock, of which 4,225,427 shares of Common Stock were cancelled, leaving a balance of 694,823 shares of Common Stock. The Company relied upon Section 4(2) of 1933 Act, which provides an exemption from the registration provisions of section 5 of the 1933 Act for “transactions by an issuer not involving any public offering.” The exchange of securities was made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives and professional advisors, was determined by the Company, based on their prior securities experience, to have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

2)
On March 15, 2006, the Company entered into the Acquisition Agreement to acquire KMA (Canada) pursuant to which the Company issued 314,400 shares of its common stock to the shareholders of KMA (Canada) in exchange for an equal amount of KMA (Canada) common stock. The Company relied upon Section 4(2) of the 1933 Act. The exchange of securities was made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives, had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment. The consideration for the Company’s shares was an equal number of shares of KMA (Canada) common stock.

3)
In connection with the March 15th Acquisition Agreement, the Company formed KMA LLC as a special purpose entity with the Company as its single member and the holder of all of KMA LLC's outstanding interests. The Company issued 1,700,000 shares of its common stock to KMA LLC. The Company relied upon Section 4(2) of the 1933 Act. The exchange of securities was made without advertising (or any other form of “general solicitation”) to a limited number of sophisticated persons, with full access to the information that would be included in a registration statement or other offering document. Each purchaser, either alone or with their purchaser representatives, had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment. The consideration for the issuance of the Company's shares was not cash, but an equal number of shares of KMA (Canada) common stock. The transaction was undertaken to facilitate the deferral of income recognition for Canadian tax purposes for the shareholders of Exchangeco.

4)
In order to enhance the liquidity of the Company's common stock, the Company effected a share dividend or “stock split” on March 17, 2006. This event was accomplished by the issuance of seventeen shares of Company common stock for each share of issued and outstanding Company common stock on a pro rata basis and without consideration to the Company's stockholders. As per an agreement between the KMA (Canada) shareholders and the Company, 5,344,800 shares of the Company's common stock were retired to treasury and cancelled and the KMA (Canada) shareholders received 1,179,000 post-split shares of Company common stock. As a result of these transactions, the total issued and outstanding shares of the Company’s common stock as of April 30, 2006 were 41,890,991. The forward stock split was exempt from registration with the Commission pursuant to Securities Act Section 3(a)(9).

In the following transactions, the Company relied upon Section 4(2) of 1933 Act, which provides an exemption from the registration provisions of section 5 of the 1933 Act for “transactions by an issuer not involving any public offering”:

1.
On June 16, 2006, the Company issued 25,000 shares of our common stock with a deemed value of Cdn $0.50 per share to ZA Consulting Inc. in exchange for investor relation services provided by a consulting company for KMA.

2.	On October 20, 2006, the Company issued 150,000 shares of our common stock with a deemed value of USD $0.19 per share to Xnergy, LLC in exchange for consulting services.

3.	On November 18, the Company issued 71,429 shares of our common stock with a deemed value of USD $0.14 per share to Xnergy, LLC in exchange for business and financial advisor services.

4.	On December 12, 2006, the Company issued 360,000 shares of our common stock with a deemed value of USD $0.15 per share to Jeffrey Zeldin in exchange for consulting services.

5.	On December 12, 2006, the Company issued 300,000 shares of our common stock with a deemed value of USD $0.15 per share to Stuart Vandersluis in exchange for technical consulting services.

6.	On December 13, 2006 the Company issued 59,701 shares of our common stock with a deemed value of USD $0.1675 per share to Xnergy, LLC in exchange for business and financial advisor services.

7.	On January 11, 2007, the Company issued 57,471 shares of our common stock with a deemed value of USD $0.174 per share to Xnergy, LLC in exchange for business and financial advisor services.

8.	On January 19, 2007, the Company issued 1,000,000 shares of our common stock with a deemed value of USD $0.20 per share Corbitt Rockwell in exchange for consulting services.

9.	On February 12, 2007, the Company issued 18,727 shares of our common stock with a deemed value of $0.534 per share to Xnergy, LLC in exchange for business and financial advisor services.

In addition, on January 31, 2007, the Company sold 10,000,000 shares of our common stock for a purchase price of $1,000,000 ($0.10 per share), payable $500,000 on January 31, 2007 and $500,000 within thirty days after the effectiveness of this registration statement. The purchasers of the shares also received warrants to acquire an additional 10,000,000 shares of our common stock at an exercise price of $0.20 per share. Incendia Management Group Inc., as agent for the investors, received a fee of 10% of 1,000,000 shares of our common stock and warrants to acquire 1,000,000 shares of our common stock at an exercise price of $0.20 per share. In connection with the sales, each of the Selling Stockholders represented and warranted to the Company that the Selling Stockholder: (1) is an "accredited investor" as that term is defined in Rule 501(a)(3) of Regulation D; and (2) is not a U.S. Person as defined in Rule 402 of Regulation S. As such, the sales of the shares of our common stock were exempt from registration under the 1933 Act pursuant to Regulation S.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS
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

OVERVIEW

KMA Global Solutions International, Inc., through our operating subsidiary, KMA (Canada), a corporation formed in April 1996 under the laws of the Province of Ontario, is an innovator and internationally recognized leader in the Electronic Article Surveillance ("EAS") market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia and pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft. The retail industry generally refers to these losses as “inventory shrinkage” or “shrink”. On average, shrink represents nearly 2% of a retailer's revenue and can often be much more. Worldwide, retail losses due to shrinkage are a problem exceeding $70 billion. The Company has developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical and health supplement industries.

The Company is engaged in the supply of EAS solutions (including the Company's products, NEXTag™ and DUAL Tag™), focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries. We will grow by concentrating on executing a strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of EAS tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The capital needed to fund our growth has been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

The Company was formed on March 9, 2006 under the laws of the State of Nevada, and is organized as a holding company structure, with KMA (Canada) and KMA LLC, a Nevada limited liability company, as wholly-owned subsidiaries. On March 10, 2006, we entered into a merger agreement with Espo's, a corporation incorporated under the laws of the State of New York on September 7, 2001, in which the Company was the surviving corporation. Pursuant to the merger, the Company issued 1,700,000 shares of its common stock to KMA LLC.

On March 15, 2006, we entered into an acquisition agreement with KMA (Canada) whereby we purchased from the remaining shareholders of KMA (Canada) an aggregate amount of 314,400 common shares in exchange for 1,179,000 common shares of KMA International. Through these series of transactions, the Company acquired, directly or indirectly, 100% of the issued and outstanding shares of KMA (Canada).

The Company's expansion plan includes relocating the majority of our existing manufacturing capacity from our Canadian operations primarily to facilities in Hong Kong, India and Mexico, expanding our sales operation to include Europe and Asia, as well as relocating our headquarters from Ontario, Canada to a strategically located US city.

The use of EAS systems in the retail environment continues to generate significant cost savings for retailers. Our management believes that the extremely competitive retail environment, and the Company's low cost solutions relative to other EAS suppliers, places us in a favorable position for the future. The addition of new high-speed high volume equipment is expected to drive costs of production lower and may enable the Company to capture a larger share of the EAS market. With the completion of the implementation of new production equipment, we plan to open production facilities in high-demand locations, thus shortening supply lines on raw materials, and reducing operating costs through efficiencies, and shipping costs for finished goods. We anticipate increased demand for our products in international as well as North American markets. Management's ongoing strategy includes implementing process improvements to reduce costs in all of our manufacturing facilities, re-deploying assets to balance production capacity with customer demand, and seeking to expand our production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

RESULTS OF OPERATIONS

The Company’s results of operations for the fiscal year ended January 31, 2007, 2006 and 2005, in dollars and as a percent of sales, are presented below:

			Fiscal Years

	2007		2006		2005

Sales	6,630,884	100%	6,503,864	100%	6,621,275	100%
Cost of Sales	5,342,579	81%	5,088,708	78%	5,282,340	80%
Gross Profit	1,288,305	19%	1,415,156	22%	1,338,935	20%
Selling General & Administrative Expenses	2,460,796	37%	1,305,298	20%	1,239,503	19%
Income Before Income Taxes	(1,172,491)	(18%)	109,858	2%	99,432	2%
Net Income	(784,267)	(12%)	95,182	1%	74,324	1%

Sales

The Company's sales increased $127,020 or 2.0% to $6,630,884, for the twelve months ended January 31, 2007, compared to $6,503,864 for the twelve months ending January 31, 2006 and $6,621,275 for the twelve months ending January 31, 2005. There was significant growth of the apparel EAS label market, which we believe will continue to grow in the future. This growth, however, was substantially offset by a drop in demand for the DualTag product in the DVD and Electronic Games segment of the multimedia market, primarily due to the malaise affecting that retail segment.

Domestic sales, principally comprising revenues generated in and for North America amounted to $3,759,747, a 7% decrease over the previous year. Offshore sales, which for the most part consist of those generated from our Asian offices, consisted of $2,871,137, representing a 19% change from a year earlier.

We are positioned to move forward with larger apparel programs that we anticipate will deliver increased sales revenue. These programs have just started and we anticipate increased sales in this category in the next fiscal year. With the addition of new management, we expect to have greater ability to manage our anticipated growth and implement our global strategy of cutting costs by placing manufacturing facilities in the countries of demand.

Sales of the Company’s patented NEXTag® sew-in EAS label grew by more than 76% to $3,695,245 for the year ended January 31, 2007 as compared to $2,091,536 for the year ended January 31, 2006 and $2,763,503 in the year ended January 31, 2005, as a number of new, branded retail programs were initiated during the fiscal year and a number of generic programs continued to expand internationally. During the past fiscal year we introduced a number of new feature sets to the NEXTag™ product line, including the use of new materials, greater printing capability, and precisely matching material and ink colors in order to faithfully recreate brand images and logos. We believe these added value items will continue to permit the Company to win additional business as more and more specialty retailers and design groups throughout the world initiate EAS source tagging programs using custom branded solutions. We have also completed the necessary advance planning that will allow the incorporation of RFID into the NEXTag product as specialty retailers begin to incorporate item-level RFID into their operations.

Although largely driven by North American retail accounts, a significant portion of our NEXTag™ business has migrated to offshore fulfillment, as the majority of apparel manufacturing now takes place in overseas markets. In an effort to better serve these markets, the Company has, for a number of years now, maintained sales offices in both Hong Kong and in Taiwan, but has continued to manufacture the majority of its products in Canada. We believe that providing local representation has been key in helping to fuel growth in this segment, and as every indication suggests that this sector will continue to expand at a significant rate, we have taken steps to establish a manufacturing facility in Hong Kong, to better serve this important growth market. The new Hong Kong facility is scheduled to initiate production by the end of May 2007, and is planned to be in full production by the end of June 2007.

Once the new Hong Kong facility is fully operational, we plan to turn our attention to another key apparel market by establishing a similar production facility in one of the principal garment manufacturing centers in India. Current plans are to bring the new Indian facility into full production during the autumn of 2007.

Once fully on line, these two facilities will allow us to realize certain economies, by not only physically locating production in the geographical centers where most of our finished goods are used, but will permit significant savings in raw materials, freight and labor costs, positioning our NEXTag product much more competitively than it is currently.

The Company’s DualTag™ business is based in supplying the only patent pending, dual-technology, self-adhesive label in the industry, containing the base elements of the two most popular EAS technologies in use today. By providing both technologies on a single label, the Company enables manufacturers to tag their entire production with a single device, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped. Without DualTag, manufacturers traditionally find it necessary to maintain multiple inventories by label technology, in order to comply with their retail customers’ requirements. We have also completed the necessary advance planning that will allow the incorporation of RFID into the DualTag product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

During fiscal 2007, our DualTag business achieved both encouraging gains as breakthroughs were realized in new areas such as the nutriceutical and pharmaceutical over-the-counter (OTC) markets, but also sustained a difficult setback as cost-cutting measures put in place by customers in the weakening DVD and Electronic games sector had an impact on the Company’s product sales into that segment. The loss of this significant channel resulted in an overall drop in DualTag sales versus the previous year, with revenues for the year ended January 31, 2007 of $1,924,717, versus $3,270,692 for the same period ended January 31, 2006, and $2,002,751 in the year ended January 31, 2005, as the newly opened segments were not mature enough to offset the sudden and unexpected loss represented by what had been our largest DualTag market.

The balance of our DualTag business (net of multi media) showed significant growth, a trend that we expect to continue as new markets come on line. We feel that this is encouraging evidence of the viability of the DualTag as a growth engine, bolstering confidence that it will continue to help to propel the Company’s future.

Gross Profit

Gross profit was $1,288,305 or 19.4% of sales for the year ended January 31, 2007, compared with $1,415,156 or 21.7% for the year ended January 31, 2006 and $1,338,935 or 20.2% for the year ended January 31, 2005. The gross profit for the twelve months ended January 31, 2007 as compared to the previous year was lower, primarily due to i) The differences in exchange rates, and ii) The significant shift in product mix in favor of the NEXTag apparel product, coupled with the challenges associated with ramping up manufacturing to meet the dramatic increase in demand, resulted in higher damage rates due to new manufacturing techniques.

Management's ongoing strategy to achieve and improve profits includes implementing process and purchasing improvements to reduce costs in manufacturing and transferring the majority of existing manufacturing capacity from the Company's Canadian operations primarily to Hong Kong and India, in order to minimize labor, raw materials, and freight.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $2,385,405 in the year ended January 31, 2007, compared with $1,305,298 for the previous year, which ended January 31, 2006 and $1,239,503 for the year ended January 31, 2005. SG&A expenses, expressed as a percent of sales, were 36.0% compared to 20.1% for the twelve months ended January 31, 2006 and 18.7% for the twelve months ended January 31, 2005.

The increase in the ratio of SG&A expenses to sales is primarily due to: (i) an increase in accounting, audit, legal, and consulting fees associated with the transition from a private to public corporation, a portion of which management does not expect to recur; (ii) increases in wages and benefits. We have hired experienced executives to assist in the implementation of our growth plan, including: a Vice President of Sales with over 15 years of experience selling EAS systems to major retailers in North America; a Vice President of Operations, with over 30 years of operations experience, to lead our Global Operations requirements; and a Vice President of Business Development with 25 years of leadership experience running the leading provider of EAS systems in Canada; and (iii) higher automobile and travel expenses both as a result of increased international travel and additional management. These higher expenses were offset to some degree through (i) lower factor fees, and (ii) a research and development investment tax credit (per Note 10 of the Financial Statements)

Operating Income (Loss)

Operating loss before taxes was $1,097,100 or 16.5% for the year ended January 31, 2007, compared with an operating profit before taxes of $109,858 or 1.7% the previous year that ended January 31, 2006, and $99,432 or 1.5% for the year ended January 31, 2005.

Taxes on Income

The Company experienced an operating loss for the year and therefore recognized a future tax benefit of $360,697 for the year ended January 31, 2007 versus a payable of $14,676 in 2006 and a payable of $25,108 in 2005. The effective income tax rates of the future tax provisions for the year ended January 31, 2007 was 33%. For the years ended January 31, 2006 and 2005, the effective rates were 13% and 25% respectively . The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the year ended January 31, 2007, 2006 and 2005 as indicated:

	Fiscal Years
	2007	2006	2005
Net cash from operating activities	(622,804)	103,673	383,381
Net cash from investing activities	(35,102)	74,993	(317,506)
Net cash from financing activities	526,221	(58,918)	(20,834)
Effect of currency translation adjustments	27,688	(34,906)	(31,072)
Total change in cash and cash equivalents	(104,017)	84,842	13,969

Overview. The Company had, for the year ended January 31, 2007, current liabilities of $1,118,101 and current assets of $953,738. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings. The infusion of capital is expected to come from the sale of treasury stock and/or newly issued shares of common stock to investors in the public capital markets.

Operating Activities. Cash flow from operating activities for the year ended January 31, 2007 resulted in a negative cash flow of $622,804, as compared to the years ended January 31, 2006 and 2005, which saw positive cash flows of $103,673 and $383,381. In the year ended January 31, 2007, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $855,348 and offset by changes in non-cash working capital of $232,544. Our cash flows from operating activities decreased by $622,804. During the years ended January 31, 2006 and 2005, cash flows from operating activities increased $103,673 and $383,381. The variances in cash flow from operations between years ended January 31, 2007 and January 31, 2006 are primarily the result of changes in income/loss before taxes, future income taxes, accounts receivable and accounts payable. Future income taxes decrease by $360,697 for the year ended January 31, 2007 compared to an increase of future income taxes for the year ended January 31, 2006 of $14,676. This is the result of the net loss for year ended January 31, 2007. Accounts receivable for the company increased $223,134 through the year ended January 31, 2007 as compared to an decrease of $58,131 for the year ended January 31, 2006. This difference is a result of timing of sales. Accounts payable and accrued liabilities for the Company decreased $328,819 through the year ended January 31, 2006 as compared to Accounts payable and an accrued liabilities increase of $268,700 in the year ended January 31, 2007. This increase in accounts payable and accrued liabilities was primarily the result of timing.

Financing Activities. The Company's cash flow from financing activities for the year ended January 31, 2007 amounted to $526,221, as a result of the shares to be issued of $487,485, an increase in advances from shareholders of $90,202, and a decrease in its capital lease obligation of $51,466. By comparison, in the year ended January 31, 2006 the Company experienced a decrease in its capital lease obligation of $54,583 and a decrease in advances from shareholders of $4,335, resulting in a decrease in net cash flow from financing activities of $58,918. Cash flow provided by financing activities in 2005 decreased by $20,834.

Investing Activities. In the year ended January 31, 2007, the Company experienced a decrease in cash flow from investing activities of $35,102. This was due to a decrease in purchases of equipment and patents of $259,247 offset by deposits on equipment and patents of $173,084 and advances to shareholders of $51,061. By comparison, in the year ended January 31, 2006, the Company experienced an increase in cash flow from investing activities of $74,993, in large part due to a decrease in promissory notes receivable of $265,325, offset by deposits on equipment and patents that amounted to $82,025, the purchase of equipment and patents which amounted to $60,202 and advances to shareholders of $48,105. Cash flow used for investing activities in 2005 decreased by $317,506.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers: (1) current economic trends; (2) changes in customer demand for the Company's products; and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the twelve months ended January 31, 2007 and 2006, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at January 31, 2007 was $287,701, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at January 31, 2007 was $117,702 for finished goods and $185,415 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as of January 31, 2007.

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

ITEM 7.   FINANCIAL STATEMENTS

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2007 AND 2006

(expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

MHC     McGovern, Hurley, Cunningham, LLP
              Chartered Accountants

To the Shareholders of
KMA Global Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of KMA Global Solutions International, Inc. (the “Company”) as at January 31, 2007 and 2006 and the consolidated statements of income and deficit and cash flows for each of the years in the three-year period ended January 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMA Global Solutions International, Inc. as of January 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles.

McGOVERN, HURLEY, CUNNINGHAM, LLP

     /s/ McGovern, Hurley, Cunningham, LLP

Chartered Accountants

TORONTO, Canada
April 10, 2007

2005 Sheppard Avenue East, Suite 300, Toronto, Ontario, Canada, M2J 5B4
Telephone: (416) 496-1234  -  Fax: (416) 496-0125  -  E-Mail: info@mhc-ca.com  -  Website: www.mhc-ca.com

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31,
(expressed in U.S. dollars)

	2007 $	2006 $
ASSETS

CURRENT
Cash	22,710	126,727
Accounts receivable	287,701	74,773
Inventories (Note 3)	303,117	452,055
Advances to shareholders (Note 4)	-	50,922
Prepaid expenses	340,210	104,980
TOTAL CURRENT ASSETS	953,738	809,457

DEPOSITS ON EQUIPMENT AND PATENTS	57,342	231,867
EQUIPMENT AND PATENTS (Note 5)	641,178	498,917
FUTURE INCOME TAXES (Note 6)	335,958	-
DEFERRED COSTS	212,404	-
	2,200,620	1,540,241

APPROVED ON BEHALF OF THE BOARD:

/s/ Jeffrey D. Reid, Director

/s/ Michael McBride, Director

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31,
(expressed in U.S. dollars)

	2007 $	2006 $
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	1,062,297	829,769
Current portion of capital lease obligation (Note 7)	55,804	52,419
TOTAL CURRENT LIABILITIES	1,118,101	882,188

ADVANCES FROM SHAREHOLDERS (Note 4)	87,053	-
CAPITAL LEASE OBLIGATION (Note 7)	207	56,787
FUTURE INCOME TAXES (Note 6)	-	12,836
	1,205,361	951,811

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 8)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding

Common stock, $0.001 par value, 175,000,000 shares authorized, 42,065,991 shares issued and outstanding and 6,742,175 shares to be issued	42,066	461,901

ADDITIONAL PAID-IN CAPITAL (Note 8)	729,098	-
SHARES TO BE ISSUED (Note 8)	826,485	-
ACCUMULATED COMPREHENSIVE INCOME (Note 8)	51,031	43,547
(DEFICIT) RETAINED EARNINGS (Note 8)	(653,421)	82,982
	995,259	588,430
	2,200,620	1,540,241

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

	2007 $	2006 $	2005 $

SALES	6,630,884	6,503,864	6,621,275

COST OF SALES
Inventories, beginning of year	452,055	616,157	338,261
Purchases	5,193,641	4,924,606	5,560,236
	5,645,696	5,540,763	5,898,497
Less: Inventories, end of year	303,117	452,055	616,157
	5,342,579	5,088,708	5,282,340

GROSS MARGIN	1,288,305	1,415,156	1,338,935

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Schedule)	2,385,405	1,305,298	1,239,503

(Loss) income before income taxes	(1,097,100)	109,858	99,432
Income taxes - future (Note 6)	(360,697)	14,676	25,108
NET (LOSS) INCOME FOR THE YEAR	(736,403)	95,182	74,324

RETAINED EARNINGS (DEFICIT), beginning of year (note 8)	82,982	(12,200)	(86,524)
(DEFICIT) RETAINED EARNINGS, end of year (Note 8)	(653,421)	82,982	(12,200)

(LOSS) EARNINGS PER SHARE
Basic	(0.02)	0.003	0.002
Diluted	(0.02)	0.003	0.002
Weighted average number of common shares	40,423,345	32,136,800	32,009,300

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
SCHEDULE TO CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

SELLING GENERAL & ADMINISTRATIVE EXPENSES

Wages and benefits	711,803	347,027	281,562
Outside services and sales commissions	416,175	108,535	184,954
Professional fees	282,546	45,064	15,862
Travel and automotive	213,021	174,344	154,504
Occupancy costs	173,723	133,587	110,113
General	137,091	44,269	76,410
Factor fees	105,066	172,739	129,375
Marketing and promotion	94,441	46,327	77,753
Production and warehouse costs	84,602	55,965	46,332
Delivery and freight	57,381	41,281	59,776
Bank charges and interest	42,996	24,959	21,247
Telephone	41,403	26,867	20,456
Bad debts	(3,498)	2,878	4,600
Recovery of research and development costs	(66,434)	6,984	-
Amortization	95,089	74,472	56,559
	2,385,405	1,305,298	1,239,503

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

	2007 $	2006 $	2005 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the period	(736,403)	95,182	74,324
Adjustments for:
Amortization	95,089	74,472	56,559
Shares issued for services provided	146,663	-	-
Future income taxes	(360,697)	14,676	25,108
	(855,348)	184,330	155,991
Changes in non-cash working capital:
(Increase) decrease in accounts receivable	(223,134)	58,131	414,898
Decrease (increase) in inventories	139,204	207,251	(244,439)
Decrease (increase) in prepaid expenses	47,774	(17,220)	93,322
Increase (decrease) in accounts payable and accrued liabilities	268,700	(328,819)	(36,391)
	232,544	(80,657)	227,390
Cash flows from operating activities	(622,804)	103,673	383,381

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in promissory note receivable	-	265,325	(246,952)
Decrease in advances to shareholders	51,061	(48,105)	87,828
Purchase of equipment and patents	(259,247)	(60,202)	(30,855)
Deposits on equipment and patents	173,084	(82,025)	(127,527)
Cash flows from investing activities	(35,102)	74,993	(317,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Shares to be issued	487,485	-	4,190
(Decrease) in bank loan	-	-	(17,480)
(Decrease) in capital lease obligation	(51,466)	(54,583)	-
Increase (decrease) in advances to shareholders	90,202	(4,335)	(7,544)
Cash flows from financing activities	526,221	(58,918)	(20,834)

EFFECT OF CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS	27,668	(34,906)	(31,072)

(Decrease) increase in cash	(104,017)	84,842	13,969
Cash, beginning of year	126,727	41,885	27,916
Cash, end of year	22,710	126,727	41,885

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

SUPPLEMENTAL INFORMATION:
Interest paid	16,319	24,959	21,247
Income taxes paid	-	-	-
Equipment acquired by capital lease	-	166,985	-
Shares issued as deferred costs	217,391	-	-

The accompanying notes are an integral part of these financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

1. DESCRIPTION OF THE BUSINESS

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The basis of application of accounting principles is consistent with that of the previous year. Outlined below are those policies considered particularly significant.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and short-term investments with original maturities at time of purchase of less than 90 days that are readily convertible to known amounts of cash and that are subject to an insignificant risk of a material change in value.

Inventories
Inventories are valued at the lower of cost and net realizable value, with cost being determined substantially on the first-in, first-out basis.

Equipment and Amortization
Equipment is stated at acquisition cost. Amortization is provided over the assets' estimated useful lives on a straight-line basis over the following periods:

Equipment	5 to 10 years
Computer equipment	2 years
Office furniture	5 to 10 years
Equipment under capital lease	10 years

Patents
Patents are stated at acquisition cost. Amortization is provided on a straight-line basis over the term of each patent. Intangible assets are reviewed for valuation on an annual basis. When events and circumstances indicate that carrying amounts may not be recoverable, a writedown to fair value is charged to income in the period that such a determination is made.

KMA GLOBAL SOLUTIONS INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents
Patents are stated at acquisition cost. Amortization is provided on a straight-line basis over the term of each patent. Intangible assets are reviewed for valuation on an annual basis. When events and circumstances indicate that carrying amounts may not be recoverable, a writedown to fair value is charged to income in the period that such a determination is made.

Impairment of Long-lived Assets
The Company recognizes an impairment loss on long-lived assets when their carrying value exceeds the total expected undiscounted cash flows from their use or disposition. The Company’s long-lived assets are tested for impairment when an event or change in circumstances indicates that their carrying value may not be recoverable.

Research and Development Costs
All research and development costs, including costs of developing new products, changing existing products and production costs, are expensed when incurred. Investment tax credits earned on research and development activities are recorded as a reduction in the related expenses when there is reasonable assurance that the costs qualify and that collection is reasonably assured.

Leases
Leases have been classified as either capital or operating. A lease which transfers substantially all of the benefits and risks incidental to the ownership of property is accounted for as if it were an acquisition of an asset and the incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are charged to earnings as incurred. Assets recorded under the capital leases are amortized on a diminishing balance basis over their estimated useful lives.

Income Taxes
The Company uses the liability method of tax allocation to account for income taxes. Future income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using tax rates substantially enacted at the balance sheet date. The effect of changes in income tax rates on future income tax assets and liabilities is recognized in income in the period that the change becomes substantially enacted. When the future realization of income taxes does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken and no asset is recognized.

KMA GLOBAL SOLUTIONS INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
Revenue on products sold is recognized when all significant risks and rewards of ownership have passed to the customer which generally occurs at the time of shipment and collectibility is reasonably assured.

Advertising Costs
Advertising costs are expensed as incurred.

Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents. As at January 31, 2007 and 2006, there were no dilutive common share equivalents outstanding.

Accounting Estimates and Measurement Uncertainty
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. By their nature these estimates are subject to measurement uncertainty. The effect on the financial statements of changes in such estimates in future periods could be material and would be accounted for in the period the change occurs.

Foreign Exchange

Foreign Currency Transactions
Monetary assets and monetary liabilities in foreign currencies have been translated at exchange rates in effect at January 31, 2007 and 2006; income and expenses at average exchange rates during the period. Exchange gains or losses from such translation practices are reflected in the income statement.

Basis of Presentation
The Company’s functional currency is the Canadian dollar. These financial statements, however, are presented in U.S. dollars with assets and liabilities translated using the year end rate of exchange and revenue and expenses translated using the average rate of exchange for the year. The related foreign exchange gains and losses arising on translation are included as other comprehensive income.

KMA GLOBAL SOLUTIONS INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statement No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the entity has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements, as it currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that the entity recognizes in its financial statements the impact of a tax provision if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstance where the statement shall be applied retrospectively. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

KMA GLOBAL SOLUTIONS INC.
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

The FASB released SFAS No. 158 “Employers” Accounting for Defined Benefit Pension and Other Post-retirement Plans: an amendment of FASB Statements No. 87, 88, 106 and 132(R) “which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement is effective for fiscal year ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements, as it currently has no Defined Benefit Pension and Other Postretirement Plans within the scope of SFAS No. 158.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 24, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement will be effective for fiscal periods beginning after June 15, 2005, on a modified prospective basis.

In February 2007, the FASB issued SFAS No.159, the Fair Value Option for Financial Assets and Financial Liabilities - including an amendment to FAS 115. This standard permits a company to choose to measure certain financial assets, financial liabilities and firm commitments at fair value. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No.159 will have on its financial condition and results of operations.

In March 2007, the FASB met to discuss the SEC’s interpretation of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The FASB agreed with the SEC’s interpretation that warrants with an exercise price denominated in a currency other than the issuer's functional currency are required to treat the fair value of the warrants as a liability and to mark to market those warrants on a current basis with a corresponding gain or loss recorded in loss from operations. The FASB decided that the SEC’s interpretation could be adopted prospectively. The Company's functional currency is Canadian dollars. The Company expects the adoption of this guidance will not have a material impact on its results of operations.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

3. INVENTORIES

	2007	2006
	$	$

Finished goods	117,702	206,654
Raw materials	185,415	245,401

	303,117	452,055

4. ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

5. EQUIPMENT AND PATENTS

		Accumulated	2007
	Cost	Amortization	Net
	$	$	$
Equipment	892,915	460,364	432,551
Equipment under capital lease	161,594	29,626	131,968
Patents	81,166	19,049	62,117
Computer equipment	36,379	24,549	11,830
Office furniture	4,720	2,008	2,712

	1,176,774	535,596	641,178

5. EQUIPMENT AND PATENTS (Continued)

	Accumulated	2006
	Cost	Amortization	Net
	$	$	$
Equipment	684,211	414,623	269,588
Equipment under capital lease	166,985	13,916	153,069
Patents	79,303	14,676	64,627
Computer equipment	22,779	12,375	10,404
Office furniture	4,214	2,985	1,229

	957,492	458,575	498,917

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

6. INCOME TAXES

The reconciliation of the income tax provision calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements is as follows:

	2007	2006
	$	$
Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2006-18.62%)	(395,977)	20,456
Adjustments to benefit resulting from: Change in effective tax rate	11,674	-
Equipment and patents	13,648	-
Other	9,958	(5,780)

	(360,697)	14,676

Significant components of the Company’s future income tax assets and liabilities are as follows:

	2007	2006
	$	$
Future income tax assets: Losses carried forward	411,800	19,908
Future income tax liabilities: Equipment and patents	(75,842)	(32,744)

Future tax asset (liability)	335,958	(12,836)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

6.   INCOME TAXES (Continued)

The Company has net operating loss carry-forwards of $1,149,366 which expire through January 31, 2027 as follows:

	2009	2027
	$	$
Net operating loss carry-forward	52,266	1,097,100

7. OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into a leasing agreement for equipment dated March 15, 2005. The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,007, and is secured by the equipment.

The following is a summary of future minimum lease payments under this capital lease expiring February 15, 2008, together with the present balance of the obligations:

2007
$
Periods ending: January 31, 2008	55,804
January 31, 2009	207

56,011

8. SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity - KMA Global Solutions Inc. (“ KMA Canada”) prior to reverse merger

			Additional
	Common	Par Value	Paid-In	Shares to	Comp.	Accum.
	Shares	@ $0.001	Capital	be issued	Income	Earnings

January 31, 2006	32,136,800	-	461,901	-	43,547	82,982
Issuance of shares for consulting services	408,000	-	52,173	-	-	-
Issuance of shares for finders fees	1,700,000	-	217,391	-	-	-
March 15, 2006	34,244,800	-	731,465	-	43,547	82,982

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc

			Additional
	Common	Par Value	Paid-In	Shares to	Comp.	Accum.
	Shares	@ $0.001	Capital	be issued	Income	Earnings

January 31, 2006	4,920,250	4,920	166,421	-	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-	-
Issuance of shares in reverse merger	34,244,800	34,245	525,878	-	43,547	82,982
Accumulated deficit acquired in reverse merger (d)	-	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-	-
Issuance of replacement shares (d)	1,179,000	1,179	(1,179)	-	-	-
Currency translation adjustment	-	-	-	-	4,601	-
Issuance of shares for investor relations services (e)	25,000	25	11,025	-	-	-
Issuance of shares for consulting services (f)	150,000	150	28,500	-	-	-
Shares to be issued	6,742,175	-	-	826,485	2,883	-
Net loss	-	-	-	-	-	(736,403)

January 31,2007	48,808,166	42,066	729,098	826,485	51,031	(653,421)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

During the period ended January 31, 2007, the following transactions occurred:

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

(d)
KMA Canada and KMA International, a corporation organized under the laws of the State of Nevada entered into an acquisition agreement dated March 15, 2006. Pursuant to the terms of the agreement and upon the completion of satisfactory due diligence and receipt of applicable regulatory and shareholder approvals, KMA International acquired 100% of the outstanding shares of the capital stock of KMA Canada in exchange for 34,244,800 post split reorganization common shares.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

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

(g)	On January 31, 2007, a group of investors agreed to purchase 10,000,000 shares of the company’s common stock at a price of USD $0.10 per share. The total

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

8. SHAREHOLDERS’ EQUITY (Continued)

(h)
purchase price of USD $1,000,000 shall be paid to KMA International as follows: (i) $500,000 payable upon Closing and (ii) $500,000 payable within 30 days of the effective date of the Registration Statement. The agreement includes 10,000,000 Warrants issued to the investors, which shall be exercisable only within 2 years of the effective date of the Registration Statement, at an exercise price of USD $0.20 per share. Upon closing, the Agent received 1,000,000 common shares, together with Warrants exercisable for 2 years from the effective date of the Registration Statement, at an exercise price of USD $ 0.20 per share. As of January 31, 2007 KMA International received $487,485. A registration statement for these shares was filed on March 12, 2007.

(i)	On January 19, 2007, KMA International agreed to issue 1,000,000 common shares at USD $0.20 per share with piggyback registration rights in exchange for consulting services

(j)	On December 12, 2006, KMA International agreed to issue 360,000 common shares at USD $0.15 per share with piggyback registration rights in exchange for consulting services.

(k)	On December 12, 2006, KMA International agreed to issue 300,000 common shares at USD $0.15 per share with piggyback registration rights in exchange for consulting services.

(l)
On January 31, 2007, KMA International agreed to issue 207,328 common shares for consulting services. The shares were valued as follows; 71,429 common shares at USD $0.14 per share, 59,701 common shares at USD $0 .17 per share , 57,471 common shares at USD $0.17 per share and 18,727 common shares at USD $0.53 per share.

9. COMMITMENTS

a)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $171,432 including $97,961 due within one year and $73,471 due in 2009. The Company is also responsible for common area costs.

b)
The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $75,300 including $52,852 within one year, $18,149 due in 2009 and $4,299 due in fiscal 2010.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

10. RESEARCH AND DEVELOPMENT COSTS

As of January 31, 2004, the Company had a research and development program which was eligible for investment tax credits of $65,507. The investment tax credits earned are generally subject to audit by Canada Revenue Agency ("CRA") before refund or reduction of income taxes payable is allowed. Due to the technical nature of the development undertaken by the Company and CRA's changing interpretation of qualifying activities, there is no certainty that the projects claimed will qualify. During the period ended January 31, 2007, the Company received a refund of $66,434 plus interest. The refund has been accounted for as a reduction in selling, general and administrative expenses.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(expressed in U.S. dollars)

12.   SUBSEQUENT EVENTS

See Note 8(g).

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 8A.   CONTROLS AND PROCEDURES

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

Based upon its evaluation, management concluded that our disclosure controls and procedures were inadequate and not fully effective. Management has revised and enhanced our accounting review and scheduling procedures as well as instituted new training and other support measures for its accounting personnel to ensure that material information relating to periodic Exchange Act reports, including information from our consolidated subsidiaries, will be made known to them by the staff and officers of those entities, particularly during the periods in which the preparation of our Quarterly or Annual Reports shall occur.

Changes in Internal Controls

With the exception of our revised accounting review and scheduling procedures, which are intended to eliminate any delays in the filing of our periodic financial reports, there have been no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, the only corrective actions required or undertaken were for new and enhanced procedures for the review and filing of our periodic financial reports.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B.   OTHER INFORMATION

None.

PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period of Service as a Director
Jeffrey D. Reid	48	Chief Executive Officer, President and Chairman of the Board of Directors	March 2006 to Present
William Randal Fisher	46	Secretary/Treasurer	N/A
Laura Wilkes	48	Executive Vice President for KMA (Canada)	N/A
Norm Nowlan	51	Vice President of Operations for KMA (Canada)	N/A
Scott Dixon	49	Vice President, Business Development (Canada)	N/A
Michael McBride	50	Director	March 2006 to Present
Michael J. Riley	52	Director	March 2006 to Present

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Jeffrey D. Reid , has been the President and Chief Executive Officer of KMA (Canada) since its inception in 1996. Mr. Reid became President, Chief Executive Officer and Chairman of the Board of the Company in March 2006. Mr. Reid has over 20 years of experience in manufacturing in China and North America, and marketing and sales in the North American and European markets. Prior to joining KMA (Canada), he owned and operated Lux Trading Company Limited prior to which he was General Manager of Avon Sportswear. Mr. Reid holds a Bachelor of Commerce from the University of Windsor, Ontario.

William Randal Fisher, Secretary and Treasurer for the Company since March 2006, brings extensive knowledge and experience in retail manufacturing and packaging, including expertise in customer order management, shipping and computer related interface. Prior to joining the Company, Mr. Fisher managed a team of nearly 400 people as the Packaging, Warehouse & Distribution Manager for Panasonic Disc Services Corporation. Operating in the DVD & Game Entertainment area, Mr. Fisher was responsible for implementation of ISO 9002/1401 certification as well as integration of WMS & RF technology into supply chain processes.

Laura Wilkes, Executive Vice President, is responsible for leadership of the KMA Canada operations team in Mississauga and the distributor network in both Asia and the America’s, including strategic planning, business development, and ongoing improvement of operations. She also currently acts as the senior financial manager coordinating all internal finance functions and leading all external liaison with vendors. Mrs. Wilkes has over 25 years of varied operational experience to the company, including her role as a Plant Controller with Kellogg Canada.

Norm Nowlan, Vice President of Operations, joined the KMA executive team as Vice President, Operations in May of 2006. Norm comes directly to KMA from the Canadian discount icon, SAAN Stores Ltd, where he gained more than 30 years of retail experience, much of it spent in the executive ranks leading such functional departments as Operations and Business Development. His experience and broad knowledge of the retail landscape throughout North American will prove invaluable to KMA as we execute our strategic plans for growth.

Scott Dixon, has been the Vice President of Business Development for KMA since April of 2006. He has a history of leading subsidiary operations of multinational corporations into new markets and brings to KMA more than 25 years of EAS expertise specializing in retail loss prevention and source-tagging to prevent theft and inventory loss. From 2004 until 2005, he was Vice President and General Manager of Novar Controls Ltd., where he led the launch of a new division: Novar Integrated Security Services. Novar Controls was subsequently acquired by Honeywell. Prior to his term at Novar, Mr. Dixon was Vice President and General Manager of ADT Security Services Canada Ltd., following the acquisition of Sensormatic Canada by Tyco Fire and Security, the continuation of a role that began in 1990 as President & Managing Director of Sensormatic Canada Inc.

Michael J. Riley was elected a director of the Company in March 2006. Mr. Riley is a founding shareholder and has held the position of Managing Director of Capital Underwriters Corporation and Capital Underwriters Inc. for each of the past five years. He holds a Bachelor of Arts and a Bachelor of Commerce (Honors) from the University of Manitoba.

Michael McBride was elected Director of the Company in March 2006. Mr. McBride is a member in good standing of the Law Society of Upper Canada and has practiced in the area of general corporate and real estate law as a partner in the law firm McBride Wallace Laurent & Cord LLP since 1982.

No director, officer or affiliate of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

The Company has not compensated any director for service on the Board of Directors or any committee thereof. The Company currently does not have any standing committees.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the affairs of the Company. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the Board is elected by the stockholders who have the ultimate say, by virtue of their voting rights, in who represents them on the Board. There are no agreements or understandings for any officer or Director to resign at the request of another person and none of the current offers or Directors are acting on behalf of, or will act at the direction of any other person.

Although the Company’s securities are not quoted on NASDAQ, the Company has elected to apply the NASDAQ Marketplace Rules regarding the definition of “independence” for the members of the Board of Directors. Under the NASDAQ Marketplace Rules, directors Michael J. Riley and Michael McBride qualify as “independent.” Based upon current NASDAQ Marketplace Rules, Michael J. Riley currently qualifies as an “audit committee financial expert” for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and the beneficial owners of more than 10% of the Company’s registered equity securities (the reporting persons) file with the Securities and Exchange Commission (SEC) initial reports of, and subsequent reports of changes in, their beneficial ownership of the Company’s equity securities. The reporting persons are required to furnish us with copies of all such Section 16(a) reports. Based solely on our review of the copies of such Section 16(a) reports and written representations from certain reporting persons furnished to us, we believe that the reporting persons complied with all applicable Section 16(a) filing requirements during fiscal year 2006.

Code of Ethics

The Company has a Code of Ethics that applies to all Company employees, including its Chief Executive Officer, Chief Financial Officer, as well as members of the Board of Directors. The Code of Ethics is attached hereto as Exhibit 14.

Director Nominations

The Board of Directors will consider all potential candidates for nomination by the Board of Directors for election as directors who are recommended by the Company’s stockholders, directors, officers, and employees. All director recommendations should be sent to the Board of Directors, c/o William Randal Fisher, KMA Global Solutions International, Inc., 5570A Kennedy Road Mississauga, Ontario, Canada L4Z2A9. The Board of Directors will screen all potential director candidates, regardless of the source of their recommendation. The Board of Director’s review will be based on the written materials provided with respect to a potential director candidate. The Board of Director will evaluate and determine whether a potential candidate meets our qualifications and posses qualities and skills commensurate with the role of director and whether requesting additional information or an interview is appropriate.

ITEM 10.   EXECUTIVE COMPENSATION

Compensation of Directors

Directors serve without compensation and there are no standard or other arrangements for their compensation.

Pursuant to the employment contract between the Company and Jeffrey D. Reid (President and Chief Executive Officer), Mr. Reid is entitled to a severance payment in the amount equal to two years' salary in the event of his termination for any cause. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director or executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any Director or executive officer to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Officers

Jeffrey D. Reid entered into an employment agreement as Chief Executive Officer reporting to the Board of Directors of the Company as of March 9, 2006. Mr. Reid's contract is a renewable three year contract and provides for annual remuneration of $200,000, exclusive of bonuses, benefits and other compensation. Mr. Reid will be entitled to earn up to 100,000 options per year subject to meeting certain objectives and milestones to be determined once a company stock option plan has been established. The milestones required for Mr. Reid to receive cash bonuses revolve around Company top-line revenue targets. Mr. Reid will be entitled to a $50,000 cash bonus if sales of $25 million are achieved in any year, a $100,000 cash bonus if sales of $40 million are achieved in any year, and $150,000 cash bonus if sales of $65 million are achieved in any year. Benefits specifically refer to a package which includes medical and life insurance. Other compensation refers to the use of a Company vehicle as well as stock options if applicable. Mr. Reid has entered into a non-competition agreement and non-solicitation agreement which extend for a period of one year following the termination of his employment with the Company. Mr. Reid is subject to termination provisions commensurate with his position which includes a severance of not less than two years' salary upon termination of his employment with the company.

Mr. Reid's contract does not contemplate “change in control” benefits. All other employees of the Company, including our executive officers, are employed at will and have not yet entered into an employment agreement with the Company.

William Randal Fisher and Laura Wilkes are currently the only other officers/employees of the Company. They are employed at will and have not yet entered into an employment agreement with the Company.

As of February 13, 2007, we have not issued or granted as deferred compensation or long-term incentive plan warrants to purchase shares of Company Common Stock.

The following Summary Compensation Table presents, for the last completed fiscal year, certain information regarding the compensation arrangements with respect to the Company’s Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen-sation ($)	Total ($)
Jeffrey D. Reid, Chief Executive Officer and President	February 1,2006 - January 31, 2007	105,811						9,415 (1)	115,226
Laura Wilkes, Executive Vice President	February 1,2006 - January 31, 2007	105,811						8,459 (2)	114,270
Norm Nolan, Vice President of Operations for KMA (Canada)	February 1,2006 - January 31, 2007	96,993						10,009 (1)	107,002
Robert Miller, Vice President of Sales for KMA (Canada)	February 1,2006 - January 31, 2007	224,378						6,878 (3)	231,256
Scott Dixon, Vice President of Business Development (Canada)	February 1,2006 - January 31, 2007	107,465							107,465
(1)	This amount is comprised of leased automobile and insurance payments.
(2)	This amount is comprised of a leased automobile.
(3)	This amount is comprised of an automobile allowance.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management. The following table shows the amount of our common stock beneficially owned by those who, as of April 27, 2007, were known by us to beneficially own more than 5% of our common stock. Unless otherwise noted, these persons have sole voting and investment power over the shares listed. Percentage computations are based on 54,933,319 shares of our stock outstanding as of April 27, 2007.

Title of Class	Name and Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common Stock	KMA Global Solutions, LLC (“KMA LLC”) c/o KMA Global Solutions, Inc. 5570A Kennedy Road Mississauga, Ontario, L4Z 2A9 Canada	27,200,000 - Direct (1)	49.51%
________________
(1)
Jeffrey D. Reid indirectly controls these shares of Common Stock held by KMA LLC by virtue of his beneficial ownership of 25,840,000 Exchangeable Shares, being a majority of the total amount of 27,200,000 Exchangeable Shares of Exchangeco, pursuant to the Exchange Agreement between the Company and KMA LLC.

The following table shows the amount of our common stock beneficially owned, as of April 27, 2007, by our directors and named executive officers individually and by our directors and all of our executive officers as a group, calculated in accordance with Rule 13d-3 of the Exchange Act under which a person generally is deemed to beneficially own a security if he has or shares voting or investment power over the security, or if he has the right to acquire beneficial ownership within 60 days. Unless otherwise noted, these persons may be contacted at our executive offices, and they have sole voting and investment power over the shares indicated. Percentage computations are based on 54,933,319 shares of our stock outstanding as of April 27, 2007.

Title of Class	Name and Address of Beneficial Owner (1)	Amount & Nature of Beneficial Ownership	Percent of Class
Common Stock	Jeffrey D. Reid	27,200,000 - Indirect (2)	49.51%
Common Stock	Laura Wilkes	0	0
Common Stock	Norm Nowlan	0	0
Common Stock	Scott Dixon	8,000	0.02%
Common Stock	Michael McBride	67,500(3)	0.15%
Common Stock	Michael J. Riley	0	0
Common Stock	All directors and officers as a group (6 individuals)	27,275,500 - jointly	49.68%
________________
(1)	The address of each beneficial owner is c/o the Company at 5570A Kennedy Road Mississauga, Ontario, L4Z 2A9, Canada.

(2)
Jeffrey D. Reid indirectly controls these shares of Common Stock held by KMA LLC by virtue of his beneficial ownership of 25,840,000 Exchangeable Shares, being a majority of the total amount of 27,200,000 Exchangeable Shares of Exchangeco, pursuant to the Exchange Agreement between the Company and KMA LLC.

(3)	Includes 30,000 shares held by Kim McBride, Mr. Michael McBride’s spouse.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans and no shares of our capital stock are reserved for issuance pursuant to any equity compensation arrangement.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Espo's, the corporation with which we merged, operated a retail store from a premises located at 57 Main Street, East Hampton, New York, under lease from a corporation that is controlled by the former President and principal stockholder of Espo's. The lease payment was $2,000 per month, plus insurance and all utilities and it was terminated with respect to the Company effective March 7, 2006.

Espo's was indebted to an officer/stockholder for cash loans made to Espo's in the amount of $42,252, as of October 31, 2004. There were no specific repayment terms on the amount due to that officer/stockholder, and all obligations under the loan were transferred from the Company on or before March 7, 2006.

In fiscal year ended January 31, 2006, the Company loaned money to Jeffrey D. Reid, its founder and major shareholder. The loan was a demand loan bearing an annual interest rate of 2% that was fully repaid on March 9, 2006.

ITEM 13.           EXHIBITS

Exhibit No.	Exhibit Description
3.1 *	Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 9, 2006.
3.2 *	Amended and Restated Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 27, 2006.
3.3 *	By-Laws of KMA Global Solutions International, Inc.
4.1#	Form of Warrant dated as of January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
10.1 *	Agreement and Plan of Reincorporation and Merger dated as of March 10, 2006 between Espo's, Ltd., and KMA Global Solutions International, Inc.
10.2 *
Stock Purchase Agreement as of March 7, 2006, by and between Jeffrey R. Esposito, Kenneth C. Dollmann, certain shareholders of Espo's, Ltd., Jeffrey R. Esposito being designated under as their representative, Espo's, Ltd., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for the certain transferees of Espo's, Ltd. Common Stock.

10.3 *
Acquisition Agreement dated as of March 15, 2006 by, between and among KMA Global Solutions International, Inc., KMA Global Solutions, Inc., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for certain stockholders of KMA Global Solutions, Inc.

10.4 *	Operating Agreement of March 9, 2006, by and among KMA Global Solutions, LLC and KMA Global Solutions International, Inc.
10.5 *
Exchange and Support Agreement dated March 14, 2006 among KMA Global Solutions International, Inc., KMA Global Solutions, LLC, KMA Acquisition Exchangeco Inc., and certain registered holders from time to time of Exchangeable Shares issued by KMA Acquisition Exchangeco Inc.

10.6 *^	Employment Agreement between Jeffrey D. Reid and KMA Global Solutions International, Inc.
10.7 *	Offer to Lease between KMA Global Solutions, Inc. and Civic Investments Ltd. Dated October 6, 2005 for 5570A Kennedy Road, Mississauga, Ontario
10.8 *	Equipment Lease (Contract No. 20491) dated March 18, 2005 between KMA Global Solutions, Inc. and Capital Underwriters Inc.
10.9#	Form of Securities Purchase Agreement, dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
10.10#	Form of Registration Rights Agreement dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
14##	Code of Ethics
21##	Subsidiaries of the Registrant
24##	Power of Attorney (included on signature page)
31##	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32##	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.
*	Filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006.
#	Filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on March 12, 2007.
##	Filed herewith.
^	Management Contract or Compensatory Plan

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by McGovern, Hurley, Cunningham, LLP in connection with various audit and other services provided to us throughout fiscal years 2007 and 2006:

Service	2007 Fees Billed ($)	2006 Fees Billed ($)
Audit Fees	$45,000	$26,950
Audit-Related Fees(1)	$46,500	$0
Tax Fees(2)	$2,500	$2,000
All Other Fees(3)	$0	$0

(1)
Audit-Related Fees represent amounts billed in connection with (i) the review of financial statements included in the Company’s Forms 10-QSB, and (ii) the Form SB-2 Registration Statement filed by the Company with the SEC on March 12, 2007.

(2)	Tax Fees represent amounts billed for tax services during 2007 and 2006.
(3)	All Other Fees represent amounts billed for all other services performed. No All Other Fees were billed during 2007 or 2006.

The Board of Directors pre-approves all audit and permissible non-audit services provided by our independent auditors. Where feasible, the Board considers and, when appropriate, pre-approves services at regularly scheduled meetings after disclosure by management and the auditors of the nature of the proposed services, the estimated fees (when available), and their opinions that the services will not impair the auditors’ independence. The Board has authorized its Chairman (or any committee member in the Chairman’s absence) to pre-approve (when appropriate) audit and permissible non-audit services when pre-approval is necessary prior to the next committee meeting, and such person must report to the Board at its next meeting with respect to all services so pre-approved by him or her.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

May 1, 2007           By: /s/ Jeffrey D. Reid
Name: Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial
Officer)

We, the undersigned directors and officers of the Registrant, hereby severally constitute Jeffrey D. Reid and Laura Wilkes, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Reid
Jeffrey D. Reid	Chief Executive Officer, President and Chairman of the Board of Directors	May 1, 2007

/s/ Michael McBride
Michael McBride	Director	May 1, 2007

/s/ Michael J. Riley
Michael J. Riley	Director	May 1, 2007

EXHIBIT INDEX
Exhibit No.	Exhibit Description
3.1 *	Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 9, 2006.
3.2 *	Amended and Restated Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 27, 2006.
3.3 *	By-Laws of KMA Global Solutions International, Inc.
4.1#	Form of Warrant dated as of January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
10.1 *	Agreement and Plan of Reincorporation and Merger dated as of March 10, 2006 between Espo's, Ltd., and KMA Global Solutions International, Inc.
10.2 *
Stock Purchase Agreement as of March 7, 2006, by and between Jeffrey R. Esposito, Kenneth C. Dollmann, certain shareholders of Espo's, Ltd., Jeffrey R. Esposito being designated under as their representative, Espo's, Ltd., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for the certain transferees of Espo's, Ltd. Common Stock.

10.3 *
Acquisition Agreement dated as of March 15, 2006 by, between and among KMA Global Solutions International, Inc., KMA Global Solutions, Inc., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for certain stockholders of KMA Global Solutions, Inc.

10.4 *	Operating Agreement of March 9, 2006, by and among KMA Global Solutions, LLC and KMA Global Solutions International, Inc.
10.5 *
Exchange and Support Agreement dated March 14, 2006 among KMA Global Solutions International, Inc., KMA Global Solutions, LLC, KMA Acquisition Exchangeco Inc., and certain registered holders from time to time of Exchangeable Shares issued by KMA Acquisition Exchangeco Inc.

10.6 *^	Employment Agreement between Jeffrey D. Reid and KMA Global Solutions International, Inc.
10.7 *	Offer to Lease between KMA Global Solutions, Inc. and Civic Investments Ltd. Dated October 6, 2005 for 5570A Kennedy Road, Mississauga, Ontario
10.8 *	Equipment Lease (Contract No. 20491) dated March 18, 2005 between KMA Global Solutions, Inc. and Capital Underwriters Inc.
10.9#	Form of Securities Purchase Agreement, dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
10.10#	Form of Registration Rights Agreement dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders
14##	Code of Ethics
21##	Subsidiaries of the Registrant
24##	Power of Attorney (included on signature page)
31##	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32##	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.
*	Filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006.
#	Filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on March 12, 2007.
##	Filed herewith.
^	Management Contract or Compensatory Plan

Exhibit 14

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

CODE OF BUSINESS CONDUCT AND ETHICS

Introduction

This Code of Business Conduct and Ethics covers a wide range of business practices and procedures. It does not cover every issue that may arise, but it sets out basic principles to guide all employees of KMA Global Solutions International, Inc. (the "Company"). All of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. This Code should also be provided to and followed by the Company’s agents and representatives, including consultants.

If a law conflicts with a policy in this Code, you must comply with the law; however, if a local custom or policy conflicts with this Code, you must comply with the Code. If you have any questions about these conflicts, you should ask your supervisor how to handle the situation.

Those who violate the standards in this Code will be subject to disciplinary action. If you are in a situation which you believe may violate or lead to a violation of this Code, follow the guidelines described in Section 16 of this Code.

1.  Compliance with Laws, Rules and Regulations

Obeying the law, both in letter and in spirit, is the foundation on which the Company’s ethical standards are built. All employees must respect and obey the laws, rules and regulations of the cities, states and countries in which we operate. Although not all employees are expected to know the details of these laws, it is important to know enough to determine when to seek advice from supervisors, managers or other appropriate personnel.

The Company holds information and training sessions to promote compliance with laws, rules and regulations, including insider trading laws.

2.  Conflicts of Interest

A “conflict of interest” exists when a person’s private interest interferes in any way with the interests of the Company. A conflict situation can arise when an employee, officer or director takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. Conflicts of interest may also arise when an employee, officer or director, or members of his or her family, receives improper personal benefits as a result of his or her position in the Company. Loans to, or guarantees of obligations of, employees and their family members may create conflicts of interest.

It is almost always a conflict of interest for a Company employee to work simultaneously for a competitor, customer or supplier. You are not allowed to work for a competitor as a consultant or board member. You should avoid any direct or indirect business connection with our customers, suppliers or competitors, except on our behalf. Under no circumstances is an employee to deal directly or indirectly with the Company except with the prior approval of the Company's Secretary given after full disclosure of all the circumstances.

Conflicts of interest are prohibited as a matter of Company policy, except under guidelines approved by the Board of Directors. Conflicts of interest may not always be clear-cut, so if you have a question, you should consult with higher levels of management. Any employee, officer or director who becomes aware of a conflict or potential conflict should bring it to the attention of the Company's Secretary and consult the procedures described in Section 16 of this Code.

Officers and certain other employees of the Company may be required to submit an annual statement disclosing actual and potential conflicts of interest.

3.  Insider Trading

Employees who have access to confidential information are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of our business. All non-public information about the Company should be considered confidential information. To use non-public information for personal financial benefit or to “tip” others who might make an investment decision on the basis of this information is not only unethical but also illegal. If you have any questions, please consult the Company’s Secretary.

4.  Corporate Opportunities

Employees, officers and directors are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of the Board of Directors. No employee may use corporate property, information, or position for improper personal gain, and no employee may compete with the Company directly or indirectly. Employees, officers and directors owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

Without limiting the generality of the foregoing, employees, officers and directors should avoid speculation or dealing in any kind of service or real or personal property in a market or during a period that the Company may be purchasing or dealing in services or property of the same or a similar kind.

5.  Competition and Fair Dealing

We seek to outperform our competition fairly and honestly. We seek competitive advantages through superior performance, never through unethical or illegal business practices. Stealing proprietary information, possessing trade secret information that was obtained without the owner’s consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each employee should endeavor to respect the rights of and deal fairly with the Company’s customers, suppliers, competitors and employees. No employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

To maintain the Company’s valuable reputation, compliance with our quality processes and safety requirements is essential. In the context of ethics, quality requires that our products and services be designed and manufactured to meet our obligations to customers. All inspection and testing documents must be handled in accordance with all applicable regulations.

The purpose of business entertainment and gifts in a commercial setting is to create good will and sound working relationships, not to gain unfair advantage with customers. No gift or entertainment should ever be offered, given, provided or accepted by any Company employee, family member of an employee or agent unless it: (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff and (5) does not violate any laws or regulations. Please discuss with your supervisor any gifts or proposed gifts which you are not certain are appropriate.

6.  Employment Relationship

The diversity of the Company’s employees is a tremendous asset. We are firmly committed to providing equal opportunity in all aspects of employment and will not tolerate any illegal discrimination or harassment of any kind. Examples include derogatory comments based on racial or ethnic characteristics and unwelcome sexual advances.

Supervisors must be particularly sensitive to the maintenance of totally professional relations with subordinates. Undue pressures, no matter how subtle, which result in less than professional relations must be avoided. Evidence of violation of the letter or spirit of this policy will result in appropriate disciplinary measures.

The Company is entitled to the full working time and energy of each of its full-time employees. Accordingly, working in any capacity (including self-employment) in or for any business activity outside the Company is prohibited, except with the prior approval of your supervisor given after full disclosure of all the circumstances. Special attention should be given to avoiding the conduct of any outside business during Company working hours, on Company premises, or in a manner that involves fellow employees during their Company working hours, and the solicitation of fellow employees (particularly subordinates, who could be especially vulnerable to what might be perceived as pressure from a supervisor) to participate in or with such business in any way, whether as a customer, employee, independent contractor, or otherwise.

7.  Health and Safety

The Company strives to provide each employee with a safe and healthful work environment. Each employee has responsibility for maintaining a safe and healthy workplace for all employees by following safety and health rules and practices and reporting accidents, injuries and unsafe equipment, practices or conditions.

Violence and threatening behavior are not permitted. Employees should report to work in condition to perform their duties, free from the influence of illegal drugs or alcohol. The use of illegal drugs in the workplace will not be tolerated.

8.  Record-Keeping

The Company requires honest and accurate recording and reporting of information in order to be able to make responsible business decisions and to be able to make full, fair, accurate, timely and understandable disclosure in the reports and documents the Company files with, or submits to, the Securities and Exchange Commission and in its other public communications. It is the Company's policy to make responsible business decisions and to make such disclosure.

All of the Company’s books, records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect the Company’s transactions and must conform both to applicable legal requirements and to the Company’s system of internal controls. Unrecorded or “off the books” funds or assets should not be maintained unless permitted by applicable law or regulation.

Many employees regularly use business expense accounts, which must be documented and recorded accurately. If you are not sure whether a certain expense is legitimate, ask your supervisor or your controller. Rules and guidelines are available from the Accounting Department.

Business records and communications often become public, and we should avoid exaggeration, derogatory remarks, guesswork, or inappropriate characterizations of people and companies that can be misunderstood. This applies equally to e-mail, internal memos, and formal reports. Records should always be retained or destroyed according to the Company’s record retention policies.

9.  Confidentiality

Employees must maintain the confidentiality of confidential information entrusted to them by the Company or its customers, except when disclosure is authorized by Company Management or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. It also includes information that suppliers and customers have entrusted to us. The obligation to preserve confidential information continues even after employment ends.

10.  Protection and Proper Use of Company Assets

All employees should endeavor to protect the Company’s assets and ensure their efficient use. Theft, carelessness, and waste have a direct impact on the Company’s profitability. Any suspected incident of fraud or theft should be immediately reported for investigation. Company equipment should not be used for non-Company business, though incidental personal use may be permitted.

The obligation of employees to protect the Company’s assets includes its proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks, and copyrights, as well as business, marketing and service plans, engineering and manufacturing ideas, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information would violate Company policy. It could also be illegal and result in civil or even criminal penalties.

11.  Political Contributions

Contributions by the Company, directly or indirectly, to or on behalf of candidates for federal office are not permitted. Other political contributions are allowed only if permissible under applicable laws, rules and regulations, as determined by the Company's Secretary after consultation with legal counsel, and only if approved in writing by the Company's President.

12.  Payments to Government Personnel

The U.S. Foreign Corrupt Practices Act prohibits giving anything of value, directly or indirectly, to officials of foreign governments or foreign political candidates in order to obtain or retain business. It is strictly prohibited to make illegal payments to government officials of any country.

In addition, the U.S. government has a number of laws and regulations regarding business gratuities which may be accepted by U.S. government personnel. The promise, offer or delivery to an official or employee of the U.S. government of a gift, favor or other gratuity in violation of these rules would not only violate Company policy but could also be a criminal offense. State and local governments, as well as foreign governments, may have similar rules. The Company’s Secretary can provide guidance to you in this area.

13.  Waivers of the Code of Business Conduct and Ethics

Any waiver of this Code for executive officers or directors may be made only by the Board or a Board committee and will be promptly disclosed as required by applicable law, rule or regulation, including stock exchange regulation.

14.  Reporting any Illegal or Unethical Behavior

Employees are encouraged to talk to supervisors, managers or other appropriate personnel about observed illegal or unethical behavior and when in doubt about the best course of action in a particular situation. Violations of this Code should be reported promptly to Secretary. It is the policy of the Company not to allow retaliation for reports of misconduct by others made in good faith by employees. Employees are expected to cooperate in internal investigations of misconduct.

Additionally, the Company's senior management should always be informed of matters which might appear to risk damage to the Company's reputation, as well as its financial condition or profitability.

15.  Annual Statement

Officers and certain other employees of the Company may be required to submit an annual statement disclosing actual and potential conflicts of interest and including the following affirmation:

"I have examined and understand the Company's Code of Business Conduct and Ethics (the "Code"). I undertake to report promptly, in accordance with the Code, any circumstances in the Company's business or operations that may involve a violation of any applicable law, rule or regulation and any other circumstances that may involve a violation of the Code. I confirm that I do not know of any such circumstances not previously reported."

16.  Compliance Procedures

We must all work to ensure prompt and consistent action against violations of this Code. However, in some situations it is difficult to know right from wrong. Since we cannot anticipate every situation that will arise, it is important that we have a way to approach a new question or problem. These are the steps to keep in mind:

•	Make sure you have all the facts. In order to reach the right solutions, we must be as fully informed as possible.

•
Ask yourself: What specifically am I being asked to do? Does it seem unethical or improper? This will enable you to focus on the specific question you are faced with, and the alternatives you have. Use your judgment and common sense; if something seems unethical or improper, it probably is.

•	Clarify your responsibility and role. In most situations, there is shared responsibility. Are your colleagues informed? It may help to get others involved and discuss the problem.

•
Discuss the problem with your supervisor. This is the basic guidance for all situations. In many cases, your supervisor will be more knowledgeable about the question, and will appreciate being brought into the decision-making process. Remember that it is your supervisor’s responsibility to help solve problems.

•
You may report ethical violations in confidence and without fear of retaliation. If your situation requires that your identity be kept secret, your anonymity will be protected. The Company does not permit retaliation of any kind against employees for good faith reports of ethical violations.

•	Always ask first, act later. If you are unsure of what to do in any situation, seek guidance before you act.

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT

KMA Global Solutions Inc.

KMA Global Solutions, LLC

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER UNDER EXCHANGE ACT RULE 13A-14(A)

I, Jeffrey D. Reid, certify that:

1. I have reviewed this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007, as filed with the Securities and Exchange Commission, of KMA Global Solutions International, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: May 1, 2007                 /s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer and Chief
Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report (the "report") of KMA Global Solutions International, Inc. (the "Company") on Form 10-KSB for the fiscal year ended January 31, 2007, as filed with the Securities and Exchange Commission, Jeffrey D. Reid, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 1, 2007                   /s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer and Chief
Financial Officer