Form 10QSB
period 2007-04-30
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2007-06-14
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007.

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

5570A KENNEDY ROAD MISSISAUGA ONTARIO, CANADA L4Z2A9 (Address of principal executive offices, zip code)

Issuer’s telephone number, including area code: (905) 568-5220

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.Yes [ ] No [ X ]

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of June 12, 2007 was 55,933,319.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2007

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Interim Consolidated Balance Sheets	1 - 2

Interim Consolidated Statements of Income and Retained Earnings	3

Interim Consolidated Statements of Cash Flows	4

Notes to the Interim Consolidated Financial Statements	5 - 13

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 1
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	As at April 30, 2007 (unaudited) $	As at April 30, 2007 (unaudited) $
ASSETS
CURRENT
Cash	19,528	22,710
Accounts receivable	102,592	287,701
Inventories (Note 3)	591,997	303,117
Advances to shareholders (Note 4)	95,227	--
Prepaid expenses	275,539	340,210

TOTAL CURRENT ASSETS	1,084,884	953,738

DEPOSITS ON EQUIPMENT AND PATENTS	65,633	57,342

EQUIPMENT AND PATENTS (Note 5)	658,264	641,178

FUTURE INCOME TAXES (Note 6)	494,047	335,958

DEFERRED COSTS (Note 8(b))	200,204	212,404

	2,503,033	2,200,620

APPROVED ON BEHALF OF THE BOARD:

_____________________________,  Director

_____________________________,  Director

        The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 2
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	As at April 30, 2007 (unaudited) $	As at April 30, 2007 (unaudited) $
LIABILITIES
CURRENT
Accounts payable and accrued liabilities	1,209,602	1,062,297
Current portion of capital lease obligation (Note 7)	45,941	55,804

TOTAL CURRENT LIABILITIES	1,255,543	1,118,101

ADVANCES FROM SHAREHOLDERS (Note 4)	--	87,053

CAPITAL LEASE OBLIGATION (Note 7)	--	207

	1,255,543	1,205,361

SHAREHOLDERS’ EQUITY

CAPITAL STOCK (Note 8)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value, 175,000,000 shares authorized and 54,933,319 shares issued and outstanding	54,933	42,066

ADDITIONAL PAID-IN CAPITAL (Note 8)	1,595,231	729,098

SHARES TO BE ISSUED (Note 8)	--	826,485

WARRANTS (Note 9)	436,000	--

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	74,017	51,031

(DEFICIT) (Note 8)	(912,691)	(653,421)

	1,247,490	995,259

	2,503,033	2,200,620

        The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 3
INTERIM CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
FOR THE THREE MONTH PERIODS ENDED APRIL 30
(unaudited)
(expressed in U.S. dollars)

	2007 $	2006 $

SALES	1,199,676	1,137,676

COST OF SALES
Inventories, beginning of period	303,117	452,055
Purchases	1,187,960	941,572

	1,491,077	1,393,627
Less: Inventories, end of period	591,997	483,313

	899,080	910,314

GROSS MARGIN	300,596	227,362

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	692,042	562,899

(Loss) before income taxes	(391,446)	(335,537)

Income taxes – future (Note 6)	(132,176)	(90,565)

NET (LOSS) FOR THE PERIOD	(259,270)	(244,972)

(DEFICIT) RETAINED EARNINGS, beginning of Period (Note 8)	(653,421)	82,982

(DEFICIT), end of period (Note 8)	(912,691)	(161,990)

(LOSS) PER SHARE

Basic	(0.01)	(0.01)

Diluted	(0.01)	(0.01)

Weighted average number of common shares	41,890,991	35,634,074

        The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 4
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED APRIL 30
(unaudited)
(expressed in U.S. dollars)

	2007 $	2006 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	(259,270)	(244,972)
Adjustments for:
Amortization	28,348	21,333
Shares issued for services provided	6,500	52,172
Future income taxes	(132,176)	(90,565)
	(356,598)	(262,032)
Changes in non-cash working capital: Decrease (Increase) in accounts receivable	194,124	(94,656)
(Increase) in inventories	(259,486)	(22,132)
Decrease (Increase) in prepaid expenses	81,671	(19,912)
Increase in accounts payable and accrued liabilities	79,861	88,324
	96,170	(48,376)

Cash flows from operating activities	(260,428)	(310,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	500,000	--
Increase in bank indebtedness		141,672
(Decrease) in capital lease obligation	(12,893)	(12,850)
(Decrease) increase in advances from shareholders (net)	(179,816)	36,521
Cash flows from financing activities	307,291	165,343

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advances to shareholders	--	46,086
Purchase of equipment and patents	(7,679)	(14,713)
Deposits on equipment and patents	(4,637)	(2,691)
Cash flows from investing activities	(12,316)	28,682

EFFECT OF CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS	(37,729)	(10,344)

(Decrease) in cash	(3,182)	(126,727)
Cash, beginning of period	22,710	126,727

Cash, end of period	19,528	--

SUPPLEMENTAL INFORMATION:
Interest paid	2,394	5,928
Income taxes paid	--	--

        The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 5
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

1.         DESCRIPTION OF THE BUSINESS

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

2.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since January 31, 2007. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

3.         INVENTORIES

	April 30, 2007	January 31, 2007
	$	$

Finished goods	126,828	117,702
Raw materials	465,169	185,415

	591,997	303,117

4.         ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

        Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

5.         EQUIPMENT AND PATENTS

	Cost	Accumulated Amortization	April 30, 2007 Net
	$	$	$

Equipment	954,212	510,887	443,325
Equipment under capital lease	171,332	35,694	135,638
Patents	86,057	21,503	64,554
Computer equipment	38,571	27,098	11,473
Office furniture	5,528	2,254	3,274

	1,255,700	597,436	658,264

	Cost	Accumulated Amortization	January 31, 2007 Net
	$	$	$

Equipment	892,915	460,364	432,551
Equipment under capital lease	161,594	29,626	131,968
Patents	81,166	19,049	62,117
Computer equipment	36,379	24,549	11,830
Office furniture	4,720	2,008	2,712

	1,176,774	535,596	641,178

6.         INCOME TAXES

The reconciliation of the income tax provision calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements is as follows:

	April 30, 2007	April 30, 2006
	$	$
Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2006-36.12%)	(141,390)	(121,197)

Increase due to:
Change in effective tax rate	--	24,655
Other	9,214	5,977

	(132,176)	(90,565)

        Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

6.         INCOME TAXES (Continued)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	April 30, 2007	January 31, 2007
	$	$
Future income tax assets:
Losses carried forward	570,624	411,800
Future income tax liabilities:
Equipment and patents	(76,577)	(75,842)

Future tax asset	494,047	335,958

7.         OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into a leasing agreement for equipment dated March 15, 2005.  The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,589, and is secured by the equipment.  The remaining amount of $45,941 is due within one year.

        Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 8
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity – KMA Global Solutions Inc. (“KMA Canada”) prior to reverse merger

	Common Shares	Par Value	Additional Paid-in Capital	Comp. Income	Accumulated Earnings
	$	$	$	$	$

January 31, 2006	32,136,800	--	461,901	43,547	82,982
Issuance of shares for consulting services	408,000	--	52,173	--	--
Issuance of shares for finder’s fee	1,700,000	--	217,391	--	--
March 15, 2006	34,244,800	--	731,465	43,547	82,982

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.

	Common Shares	Par Value	Additional Paid-in Capital	Comp. Income	Accumulated Earnings
	$	$	$	$	$

January 31, 2006	4,920,250	4,920	166,421	--	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	--	--
17:1 share split	11,117,168	11,117	(11,117)	--	--
Issuance of shares in reverse merger	34,244,800	34,245	525,878	43,547	82,982
Accumulated deficit acquired in reverse merger	--	--	--	--	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	--	--
Issuance of replace- ment shares	1,179,000	1,179	(1,179)	--	--
Currency translation adjustment	--	--	--	4,601	--
Issuance of shares for investor relations services	25,000	35	11,025	--	--
Issuance of shares for consulting services	150,000	150	28,500	--	--
Net loss January 31, 2007	--	--	--	--	(736,403)
January 31, 2007	42,065,991	42,066	729,098	48,148	(653,421)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.

	Common Shares	Par Value	Additional Paid-in Capital	Comp. Income	Accumulated Earnings
	$	$	$	$	$

Issuance of shares for financing, net	10,000,000	10,000	965,000	2,883	--
Warrant valuation allocation	--	--	(346,000)	--	--
Issuance of shares for agent fees	1,000,000	1,000	--	--	--
Issuance of agent warrants on financing	--	--	(90,000)	--	--
Issuance of shares for consulting services	1,867,328	1,867	337,133	22,986	--
Net loss April 30, 2007	--	--	--	--	(259,270)
April 30, 2007	54,933,319	54,933	1,595,231	74,017	(912,691)

During the period ended April 30, 2007, the following transactions occurred:

(a)
On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)
On February 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing.  The advance has been reflected as a deferred cost until such time as the planned equity financing is completed.  During the period ended April 30, 2007, $25,000 was recognized as a cost of issue.

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
APRIL 30, 2007
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

The terms of the merger transaction and the acquisition agreement provided that the mind and management of KMA International would be replaced by the officers and directors of KMA Canada and having had no significant business activity for a number of years, upon the effective time of the acquisition, KMA International adopted the business plan of KMA Canada.  The transaction was therefore accounted for as a reverse acquisition with KMA Canada as the acquiring party and KMA International as the acquired party, in substance, a reorganization of KMA Canada.  Generally accepted accounting principles in the United States of America require, among other considerations, that a company whose stockholders retain a majority interest in a business combination be treated as the acquirer for accounting purposes.  Accordingly, the results of operations for the periods prior to the combination are those of KMA Canada

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 11
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

(e)
On June 16, 2006, KMA International issued 25,000 common shares with a deemed value of Cdn $0.50 per share in exchange for investor relation services provided by a consulting company for KMA International.

(f)	On October 20, 2006, KMA International issued 150,000 common shares with a deemed value of USD $0.19 per share in exchange for consulting services .

(g)	On December 12, 2006, KMA International agreed to issue 360,000 common shares at USD $0.15 per share with piggyback registration rights in exchange for consulting services.

(h)	On December 12, 2006, KMA International agreed to issue 300,000 common shares at USD $0.15 per share with piggyback registration rights in exchange for consulting services.

(i)	On January 19, 2007, KMA International agreed to issue 1,000,000 common shares at USD $0.20 per share with piggyback registration rights in exchange for consulting services.

(j)
On January 31, 2007, a group of investors agreed to purchase 10,000,000 shares of the company’s common stock at a price of USD $0.10 per share.   The total purchase price of USD $1,000,000 shall be paid to KMA International as follows: (i) $500,000 payable upon Closing and (ii) $500,000 payable within 30 days of the effective date of the Registration Statement. The agreement includes 10,000,000 Warrants issued to the investors, which shall be exercisable only within 2 years of the effective date of the Registration Statement, at an exercise price of USD $0.20 per share. Upon closing, the Agent received 1,000,000 common shares, together with Warrants exercisable within 2 years of the effective date of the Registration Statement, at an exercise price of USD $0.20 per share.   As of April 30, 2007 KMA International received $1,000,000.  The shares of common stock were registered on March 12, 2007.

(k)
On January 31, 2007, KMA International agreed to issue 207,328 common shares for consulting services.  The shares were valued as follows; 71,429 common shares at USD $0.14 per share, 59,701 common shares at USD $0.17 per share , 57,471 common shares at USD $0.17 per share and 18,727 common shares at USD $0.53 per share.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 12
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

9.           WARRANTS

Warrant transactions during the periods were as follows:
	April 30, 2007		April 30, 2006
	Number of warrants	Weighted Average Exercise Price $	Number of warrants	Weighted Average Exercise Price $
Balance, January 31, 2007	-	-	-	-
Granted, private placement	10,000,000	0.20	-	-
Granted, agent warrants as share issue costs	1,000,000	0.20	-	-
Balance, end of period	11,000,000	0.20	-	-

At April 30, 2007, outstanding warrants to acquire common shares of the Company were as follows:

Number of Warrants	Exercise Price	Expiry Date	Fair Value
	$		$
11,000,000	0.20	January 31, 2009	436,000

The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk - free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants during the period was $436,000.

10.           COMMITMENTS

a)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $155,797 including $103,865 due within one year, $51,932 due in 2009.

The Company is also responsible for common area costs.

b)
The Company has entered into various vehicle leases and has accounted for them as operating leases.  Obligations due approximate $63,571 including $47,367 within one year, $15,065 due in 2009 and $1,139 due in fiscal 2010.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 13
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007
(unaudited)
(expressed in U.S. dollars)

10.	COMMITMENTS (Continued)

c)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires March 14, 2010.  Minimum rental commitments remaining under this lease approximate $236,574 including $81,111 due within one year, $81,111 due in 2009 and $74,352 due in 2010.

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

Foreign Exchange Risk

Certain of the Company's sales and expenses are incurred in Canadian and Hong Kong currency and are therefore subject to gains and losses due to fluctuations in that currency.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

OVERVIEW

KMA Global Solutions International, Inc., which was formed on March 9, 2006 under the laws of the State of Nevada, through our operating subsidiary, KMA Global Solutions Inc. ("KMA (Canada)"), is an innovator and internationally recognized leader in the Electronic Article Surveillance ("EAS") market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia and pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft.  The retail industry generally refers to these losses as “inventory shrinkage” or “shrink”.  On average, shrink represents nearly 2% of a retailer's revenue and can often be much more.  Worldwide, retail losses due to shrinkage are a problem exceeding $70 Billion USD. The Company has developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical and health supplement industries.

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

Currently, the Company has expansion plans, which include the relocation of a majority of our existing manufacturing capacity from our Canadian operations primarily to facilities in
Hong Kong, India and Mexico, expanding our sales operation to include Europe and Asia, as well as relocating our headquarters from Ontario, Canada to a strategically located US city.

RESULTS OF OPERATIONS

The Company’s results of operations for the three months ended April 30, 2007, 2006 and 2005, in dollars and as a percent of sales, are presented below:

	2007		2006		2005

Sales	1,199,676	100%	1,139,676	100%	1,117,370	100%
Cost of Sales	899,080	75%	910,314	80%	880,034	78.8%
Gross Profit	300,596	25%	227,362	20%	237,336	21.2%
Selling General	692,042	57.7%	562,899	49.5%	192,132	17.2%
& Administrative Expenses
Income (loss) Before Income Taxes	(391,446)	(32.6%)	(335,537)	(29.5)%	45,204	4%
Net Income (loss)	(259,270)	(21.6%)	(244,972)	(21.5)%	25,504	2.3%

Sales

The Company's sales increased $62,000 or 0.5% to $1,199,676, for the three months ended April 30, 2007, compared to $1,137,676 for the three months ended April 30, 2006 and $1,117,370 for the three months ended April 30, 2005.  There was significant growth in demand for the DualTag product particularly in the over the counter pharmaceutical and supplement market, which we believe will continue in the next period. This growth, however, was offset somewhat by a drop in shipments of the company’s NEXTag due to timing of orders..

During the past fiscal year, we introduced a number of new feature sets to the NEXTag™ product line, including the use of new materials, greater printing capability, and precisely matching material and ink colors in order to faithfully recreate brand images and logos, all of which has been well received.  We believe these added value items will continue to permit KMA to secure additional business as more and more specialty retailers and design groups throughout the world have demonstrated interest in initiating EAS source tagging programs using custom branded solutions.  We have also completed the necessary advance planning that will allow the incorporation of RFID into the NEXTag product as specialty retailers begin to incorporate item-level RFID into their operations.

We are positioned to move forward with larger apparel programs that we anticipate will deliver increased sales revenue. These programs have just started and we anticipate increased sales in this category throughout the remainder of the current fiscal year. With the recent addition of new management, we expect to have greater ability to manage our anticipated growth and implement our global strategy of cutting costs by placing manufacturing facilities in the countries of demand.

Although largely driven by North American retail accounts, a significant portion of our NEXTag™ business is migrating to offshore fulfillment, as the majority of apparel manufacturing now takes place in overseas markets.  In an effort to better serve these markets, KMA has, for a number of years now, maintained sales offices in both Hong Kong and in Taiwan, but has continued to manufacture the majority of its products in Canada.  We believe that providing local representation has been important in helping to fuel growth in this segment, and as every indication suggests that this sector will continue to expand at a significant rate, we have taken steps to establish a manufacturing facility in Hong Kong, to better serve this important growth market.  The new Hong Kong facility is scheduled to initiate logistics operations by the end of June 2007, and is planned to be in full production by the end of September 2007.

Once the new Hong Kong facility is fully operational, we plan to turn our attention to another key apparel market by establishing a similar production facility in one of the principal garment manufacturing centers in India.  Current plans are to bring the new Indian facility on line during the fall of 2007.  When fully operational, these two facilities will allow us to realize certain economies, by not only physically locating production in the geographical centers where most of our finished goods are used, but will permit significant savings in raw materials, freight and labor costs, positioning our NEXTag product much more competitively than it currently can be.

KMA’s DualTag™ business is based in supplying the only patent pending, dual-technology, self-adhesive label in the industry, containing the base elements of the two most popular EAS technologies in use today.  By providing both technologies on a single label, KMA enables manufacturers to tag their entire production with a single device, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped.  Without DualTag, manufacturers traditionally find it necessary to maintain multiple inventories by label technology, in order to comply with their retail customers’ requirements. We have also completed the necessary advance planning that will allow the incorporation of RFID into the DualTag product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

Gross Profit

Gross profit was $300,596 or 25.0% of sales for the three months ending April 30, 2007, compared with $227,362 or 20.0% for the three months ending April 30, 2006.  The gross profit for the three months ended April 30, 2007 as compared to the previous year was higher, primarily due to shifting production of our DualTag from an outsource to a new, purpose built in-house production line..

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

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $692,042 or 57.7% of sales for the three months ended April 30, 2007, compared with $562,899 or 49.5% of sales for the three months ended April 30, 2006, and $192,132 or 17.2% for the three months ended April 30, 2005.

The increase in the ratio of SG&A expenses to sales is primarily due to i) Increases in wages and benefits. We added two experienced executives to assist in the implementation of our growth plan, including: a Vice President of Operations, with over 30 years of operations experience, to lead our Global Operations requirements; and a Vice President of Business Development with 25 years of leadership experience running the leading provider of EAS systems in Canada, the full cost of which is included in the period ending April 30, 2007, versus only a small portion of one of the two were included in the period ending April 30, 2006, ii) An increase in Consulting services and sales commissions, and iii) An increase in factor fees. These higher expenses were offset to a significant  degree through i) Lower professional fees which in the period ending April 30, 2006 were associated with the company’s cost of going public, and ii) Savings in freight charges as a result of a reduction in the usage of air freight.

Operating Income (Loss)

Operating loss before taxes was $391,446 or 32.6% for the three months ending April 30, 2007, compared with an operating loss before taxes of $335,537 or 29.5% for the three months ended April 30, 2006, and an operating profit of $45,204 or 4.0% for the three months ended April 30, 2005.

Taxes on Income

The Company experienced an operating loss for the period and therefore recognized a future tax benefit of $132,176 for the three months ended April 30, 2007 versus a future tax benefit of $90,565 for the three months ended April 30, 2006, and a payable of $19,700 for the three months ending April 30, 2005.  The effective income tax rates of the future tax benefit for the three months ended April 30, 2007 was 33.8%.  For the three months ending April 30, 2006, the future tax benefit was 27%, and for 2005, the effective tax rate was 43.6%.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the three months ended April 30, 2007, 2006 and 2005 as indicated:

Three Months ended April 30,
	2007	2006	2005
Net cash from operating activities	$(260,428)	$(310,408)	$(105,568)
Net cash from investing activities	$(12,316)	$28,682	$(51,095)
Net cash from financing activities	$307,291	$165,343	$133,402
Effect of currency translation adjustments	$(37,729)	$(10,344)	$(134)
Total change in cash and cash equivalents	$(3,182)	$(126,727)	$(23,392)

Overview. The Company had, as of the end of April 30, 2007, current liabilities of $1,255,543 and current assets of $1,084,884. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by the contracted infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities. Cash flow from operating activities for the three months ended April 30, 2007 resulted in a negative cash flow of $260,428, as compared to the three-month period ended April 30, 2006, which saw a negative cash flow of $310,408, and the three month period ended April 30, 2005 which saw a negative cash flow of $105,568.  For the three months ended April 30, 2007, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $356,598 and with changes in non-cash working capital of $96,170 our cash flows from operating activities decreased by $260,428. For the three months ended April 30, 2006, the net income, as adjusted for amortization and future income taxes, resulted in a negative cash flow of $262,032, together with negative changes in non-cash working capital of $48,376, resulted in a negative cash flow from operating activities of $310,408. The variances in cash flow from operations between the three months ended April 30, 2007 and April 30, 2006 are primarily the result of changes in accounts receivable and inventory. Accounts Receivable for the company decreased $194,124 for the three months ended April 30, 2007 as compared to an increase of $94,656 for the three months ended April 30, 2006 primarily due to our improved collection procedures. Inventories increased $259,486 in the three months ending April 30, 2007 as compared to an increase of $22,132 in the three months ended April 30, 2006, primarily as a result of the purchase of raw materials necessary for the build up of inventory for our new Hong Kong facility.

Financing Activities. The Company's cash flow from financing activities for the three months ended April 30, 2007 amounted to $307,291, as a result of an issuance of capital stock generating $500,000 and a decrease in advances from shareholders of $179,816.  By comparison, in the three months ended April 30, 2006 the Company experienced an increase in bank indebtedness of $141,672, and an increase in advances from shareholders of $36,521, resulting in a net cash flow from financing activities of $165,343.

Investing Activities. In the three months ended April 30, 2007 the Company experienced a decrease in cash flow from investing activities of $12,316. This was due to an increase in purchase of equipment and patents of $7,679 and an increase in deposits on equipment and patents of $4,637. By comparison in the three months ended April 30, 2006, the Company experienced an increase in cash flow from investing activities of $28,682, in large part due to a decrease in advances to shareholders of $46,086, an increase in purchase of equipment and patents of $14,713 and an increase in deposits on equipment and patents that amounted to $2,691.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three months ended April 30, 2007 and 2006, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at April 30, 2007 was $102,592, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at April 30, 2007 was $126,828 for finished goods and $465,169 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at April 30, 2007.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Exhibit Description
31#	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32#	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.
#	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

June 14, 2007	By: /s/ Jeffrey D. Reid
Name: Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER UNDER EXCHANGE ACT RULE 13A-14(A)

I, Jeffrey D. Reid, certify that:

1.           I have reviewed this Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2007, as filed with the Securities and Exchange Commission, of KMA Global Solutions International, Inc. (the "Company");

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

Dated: June 14, 2007	/s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer and Chief
Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report (the "report") of KMA Global Solutions International, Inc. (the "Company") on Form 10-QSB for the period ended April 30, 2007, as filed with the Securities and Exchange Commission, Jeffrey D. Reid, Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350), that to his knowledge:

(1)           The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2007	/s/ Jeffrey D. Reid
Jeffrey D. Reid
Chief Executive Officer and Chief
Financial Officer