Form 10QSB
period 2007-07-31
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2007-09-14
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007.

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

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of September 13, 2007 was 65,933,319.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE
Interim Consolidated Balance Sheets	1 - 2
Interim Consolidated Statements of Income and Deficit	3
Interim Consolidated Statements of Cash Flows	4
Notes to the Interim Consolidated Financial Statements	5-11

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 1
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
	As at July 31, 2007 (unaudited) $	As at Jan 31, 2007 (audited) $

ASSETS

CURRENT
Cash	339,986	22,710
Accounts receivable	43,770	287,701
Inventories (Note 3)	471,790	303,117
Prepaid expenses	286,496	340,210

TOTAL CURRENT ASSETS	1,142,042	953,738

DEPOSITS ON EQUIPMENT AND PATENTS	188,496	57,342

EQUIPMENT AND PATENTS (Note 5)	852,010	641,178

FUTURE INCOME TAXES (Note 6)	706,706	335,958

DEFERRED COSTS (Note 8(b))	188,948	212,404

	3,078,202	2,200,620

APPROVED ON BEHALF OF THE BOARD:

_____________________________,  Director

_____________________________,  Director

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 2
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
	As at July 31, 2007 (unaudited) $	As at Jan 31, 2007 (audited) $

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	1,132,650	1,062,297
Current portion of capital lease obligation (Note 7)	31,838	55,804

TOTAL CURRENT LIABILITIES	1,164,488	1,118,101

ADVANCESFROM SHAREHOLDERS (Note 4)	178,534	87,053

CAPITAL LEASE OBLIGATION (Note 7)	-	207

	1,343,022	1,205,361

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value, 175,000,000 shares authorized and 58,783,319 shares issued and outstanding	58,783	42,066

ADDITIONAL PAID-IN CAPITAL (Note 8)	2,530,741	729,098

SHARES TO BE ISSUED (Note 8)	-	826,485

WARRANTS (Note 9)	247,390	-

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	111,252	51,031

(DEFICIT) (Note 8)	(1,212,986)	(653,421)

	1,735,180	995,259

	3,078,202	2,200,620

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 3
INTERIM CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
(unaudited)
(expressed in U.S. dollars)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007 $	2006 $	2007 $	2006 $
SALES	1,316,730	1,888,803	2,516,406	3,015,613

COST OF SALES
Inventories, beginning of period	591,997	483,313	303,117	452,055
Purchases	872,463	1,487,815	2,060,423	2,421,478

	1,464,460	1,971,128	2,363,540	2,873,533
Less: Inventories, end of period	471,790	437,701	471,790	437,700
	992,670	1,533,427	1,891,750	2,435,833

GROSS MARGIN	324,060	355,376	624,656	579,780

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	816,367	650,343	1,508,409	1,210,119

(Loss) before income taxes	(492,307)	(294,967)	(883,753)	(630,339)

Income taxes – future (Note 6)	(192,012)	(101,611)	(324,188)	(192,011)

NET (LOSS) FOR THE PERIOD	(300,295)	(193,356)	(559,565)	(438,328)

(DEFICIT), beginning of period (Note 8)	(912,691)	(161,990)	(653,421)	82,982

(DEFICIT), end of period (Note 8)	(1,212,986)	(355,346)	(1,212,986)	(355,346)

(LOSS) PER SHARE

Basic	(0.01)	(0.01)	(0.01)	(0.01)

Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares	56,373,536	41,903,219	54,030,288	38,820,601

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 4
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JULY 31
(unaudited)
(expressed in U.S. dollars)
	2007 $	2006 $

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	(559,565)	(438,328)
Adjustments for:
Amortization	66,735	43,526
Shares issued for services provided	6,500	63,197
Future income taxes	(324,188)	(192,011)
	(810,518)	(523,616)
Changes in non-cash working capital:
Decrease (increase) in accounts receivable	263,689	(128,016)
(Increase) decrease in inventories	(132,361)	17,278
Decrease (Increase) in prepaid expenses	85,623	(113,322)
(Decrease) increase in accounts payable and accrued liabilities	(37,948)	659,109
	179,003	435,049

Cash flows from operating activities	(631,515)	(88,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	500,000	-
Exercise of warrants	770,000	-
(Decrease) in capital lease obligation	(28,868)	(25,439)
Increase in advances from shareholders (net)	79,486	58,711
Cash flows from financing activities	1,320,618	33,272

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and patents	(206,082)	(30,416)
Deposits on equipment and patents	(120,673)	(10,181)
Cash flows from investing activities	(326,755)	(40,597)

EFFECT OF CUMULATIVE CURRENCY TRANSLATION ADJUSTMENTS	(45,072)	(1,537)

Increase (decrease) in cash	317,276	(97,429)
Cash, beginning of period	22,710	126,727

Cash, end of period	339,986	29,298

SUPPLEMENTAL INFORMATION:
Interest paid	1,361	6,955
Income taxes paid	-	-
Equipment acquired by capital lease	-	-

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 5
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

1.         DESCRIPTION OF THE BUSINESS

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

2.         BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since January 31, 2007. The results from operations for the period may not be indicative of the results expected for the full fiscal year or any future period.

3.  INVENTORIES

	July 31, 2007	January 31, 2007
	$	$
Finished goods	283,471	117,702
Raw materials	188,319	185,415
	471,790	303,117

4.         ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, unsecured and have no fixed terms of repayment.

5.         EQUIPMENT AND PATENTS

	Cost	Accumulated Amortization	July 1, 2007 Net
	$	$	$
Equipment	1,083,972	557,434	526,538
Equipment under capital lease	178,286	41,600	136,686
Patents	89,550	23,735	65,815
Computer equipment	67,760	30,183	37,577
Leasehold improvements	74,179	4,363	69,816
Office furniture	18,345	2,767	15,578
	1,512,092	660,082	852,010

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 6
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

5.         EQUIPMENT AND PATENTS (Continued)

	Cost	Accumulated Amortization	January 31, 2007 Net
	$	$	$
Equipment	892,915	460,364	432,551
Equipment under capital lease	161,594	29,626	131,968
Patents	81,166	19,049	62,117
Computer equipment	36,379	24,549	11,830
Office furniture	4,720	2,008	2,712
	1,176,774	535,596	641,178

6.         INCOME TAXES

The reconciliation of the income tax provision, calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements, is as follows:

	July 31, 2007	July 31, 2006
	$	$
Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2006 – 36.12%)	(319,212)	(227,678)
Increase due to:
Change in effective tax rate	-	21,787
Other	(4,976)	13,880
	(324,188)	(192,011)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	July 31, 2007	January 31, 2007
	$	$
Future income tax assets:
Losses carried forward	781,625	411,800
Future income tax liabilities:
Equipment and patents	(74,919)	(75,842)

Future tax asset	706,706	335,958

7.         CAPITAL LEASE OBLIGATIONS

The Company has entered into a leasing agreement for equipment dated March 15, 2005.  The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,893 Canadian dollars, and is secured by the equipment.  The remaining amount of $31,838 is due within one year.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 7
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity – KMA Global Solutions Inc. (“KMA Canada”)
prior to reverse merger

	Common Shares	Par Value	Additional Paid-in Capital	Comp. Income	Accumulated Earnings
	$	$	$	$	$
January 31, 2006	32,136,800	-	461,901	43,547	82,982
Issuance of shares for consulting services	408,000	-	52,173	-	-
Issuance of shares for finder’s fee	1,700,000	-	217,391	-	-
March 15, 2006	34,244,800	-	731,465	43,547	82,982
January 31, 2006	4,920,250	4,920	166,421	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-
Issuance of shares in reverse merger	34,244,800	34,245	525,878	43,547	82,982
Accumulated deficit acquired in reverse merger	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-
Issuance of replacement shares	1,179,000	1,179	(1,179)	-	-
Currency translation adjustment	-	-	-	4,601	-
Issuance of shares for Investor relations services	25,000	25	11,025	-	-
Issuance of shares for consulting services	150,000	150	28,500	-	-
Net loss January 31, 2007	-	-	-	-	(736,403)
January 31, 2007	42,065,991	42,066	729,098	48,148	(653,421)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 8
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.

	Common Shares	Par Value	Additional Paid-in Capital	Comp. Income	Accumulated Earnings
	$	$	$	$	$
Issuance of shares for financing, net	10,000,000	10,000	965,000	2,883	-
Warrant valuation allocation	-	-	(346,000)	-	-
Issuance of share for agent fees	1,000,000	1,000	-	-	-
Issuance of agent warrants on financing	-	-	(90,000)	-	-
Issuance of shares for consulting services	1,867,328	1,867	337,133	-	-
Warrants exercised	3,850,000	3,850	746,900	-	-
Warrant valuation allocation	-	-	188,610	-	-
Net loss July 31, 2007	-	-	-	60,221	(559,565)
	58,783,319	58,783	2,530,741	111,252	(1,212,986)

During the period ended July 31, 2007, the following transactions occurred:

(a)    On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)    On February 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing.  The advance has been reflected as a deferred cost until such time as the planned equity financing is completed.  During the six month period ended July 31, 2007, $44,250 was recognized as a cost of issue.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 9
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
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

(f)  On October 20, 2006, KMA International issued 150,000 common shares with a deemed value of $0.19 per share in exchange for consulting services.

(g)  On December 12, 2006, KMA International agreed to issue 360,000 common shares at $0.15 per share with piggyback registration rights in exchange for consulting services.

(h)  On December 12, 2006, KMA International agreed to issue 300,000 common shares at $0.15 per share with piggyback registration rights in exchange for consulting services.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 10
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.  SHAREHOLDERS’ EQUITY (Continued)

(i)  On January 19, 2007, KMA International agreed to issue 1,000,000 common shares at $0.20 per share with piggyback registration rights in exchange for consulting services.

(j)  On January 31, 2007, a group of investors agreed to purchase 10,000,000 shares of the company’s common stock at a price of $0.10 per share.  The total purchase price of $1,000,000 shall be paid to KMA International as follows: (i) $500,000 payable upon Closing and (ii) $500,000 payable within 30 days of the effective date of the Registration Statement. The agreement includes 10,000,000 Warrants issued to the investors, which shall be exercisable only within 2 years of the effective date of the Registration Statement, at an exercise price of $0.20 per share. Upon closing, the Agent shall be paid a fee of 10% of the gross value received or 1,000,000 common shares, together with Warrants exercisable within 2 years of the effective date of the Registration  Statement, at an exercise price of $0.20 per share.  As of April 30, 2007 KMA International received $1,000,000.  The shares of common stock were registered on March 12, 2007.

(k)  On January 31, 2007, KMA International agreed to issue 207,328 common shares for consulting services.  The shares were valued as follows; 71,429 common shares at $0.14 per share, 59,701 common shares at $0.17 per share, 57,471 common shares at $0.17 per share and 18,727 common shares at $0.53 per share.

(l)  During the second quarter of 2008, KMA International issued 3,850,000 common shares pursuant to the exercise of warrants at an exercise price of $0.20 per share.  The company received $770,000.

9.         WARRANTS

Warrant transactions during the periods were as follows:

	July 31, 2007		July 31, 2006
	Number of warrants	Weighted Average Exercise Price $	Number of warrants	Weighted Average Exercise Price $
Balance, January 31, 2007	-	-	-	-
Granted, private placement	10,000,000	0.20	-	-
Granted, agent warrants as share issue costs	1,000,000	0.20	-	-
Warrants exercised	(3,850,000)	0.20	-	-
Balance, end of period	7,150,000	0.20	-	-

At July 31, 2007, outstanding warrants to acquire common shares of the Company were as follows:

Number of Warrants	Exercise Price	Expiry Date	Fair Value
	$		$
7,150,000*	0.20	January 31, 2009	247,390

The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk - free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants during the period was $436,000.

*All Warrants outstanding were exercised subsequent to the period end.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 11
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007
(unaudited)
(expressed in U.S. dollars)

10.         COMMITMENTS

(a)  The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $135,100 including $108,080 due within one year, $27,020 due in 2009.  The Company is also responsible for common area costs.

(b)  The Company has entered into various vehicle leases and has accounted for them as operating leases.  Obligations due approximate $51,049 including $39,194 within one year and $11,855 due in 2009.

(c)  The Company is committed to minimum annual rentals under a long-term lease for premises which expires March 14, 2010.  Minimum rental commitments remaining under this lease approximate $231,063 including $86,648 due within one year, $86,648 due in 2009 and $57,767 due in 2010.

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

12.      SUBSEQUENT EVENTS

See Note 9.

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

The Company has begun to execute its expansion plan, which includes relocation of our existing manufacturing capacity from our Canadian facilities, primarily to facilities in Hong Kong, India and Mexico, expanding our sales operation to include Europe and Asia, as well as relocating our headquarters from Ontario, Canada to a suitably located US city.

RESULTS OF OPERATIONS

The Company’s results of operations for the three and six months ended July 31, 2007 and 2006  in dollars and as a percent of sales, are presented below:

	Three Months ended July 31				Six Months ended July 31
	2007		2006		2007		2006

Sales	1,316,730	100%	1,888,803	100%	2,516,406	100%	3,015,613	100%
Cost of Sales	992,670	75.4%	1,533,427	81.2%	1,891,750	75.2%	2,435,833	80.8%
Gross Profit	324,060	24.6%	355,376	18.8%	624,656	24.8%	579,780	19.2%
Selling General & Administrative Expenses	816,367	62.0%	650,343	34.4%	1,508,409	59.9%	1,210,119	40.1%
Income Before Income Taxes	(492,307)	(37.4%)	(294,967)	(15.6)%	(883,753)	(35.1%)	(630,339)	(20.9%)
Net Income	(300,295)	(22.8%)	(193,356)	(10.2)%	(559,565)	(22.2%)	(438,328)	(14.5%)

Sales

The Company's sales decreased $572,073 or 30.3% to $1,316,730, for the three months ended July 31, 2007, compared to $1,888,803 for the three months ended July 31, 2006 and decreased $499,207 to $2,516,406 for the six months ended July 31, 2007 compared to $3,015,613 for the six months ended July 31, 2006.  Despite the acquisition of new accounts and expanding our programs with some existing accounts, our ability to realize the potential from those gains was hampered by delays in the placement of actual orders, delays in the implementation of new production lines, and the cancellation of a significant retail program affecting a number of companies in the industry, which had contributed to a strong quarter last year.  Although sales results are lower than anticipated, the final six months are trending upward, and we believe sales growth may return KMA to profitability during the third and fourth quarters of the fiscal year.

During the past fiscal year, we introduced a number of new feature sets to the NEXTag™ product line, including the use of new materials, greater printing capability, and precisely matching material and ink colors in order to faithfully recreate brand images and logos, all of which has been well received.  We believe these added value items will eventually permit KMA to secure additional business, particularly from international accounts, as more and more specialty retailers and design groups throughout the world, who have demonstrated an interest in initiating EAS source tagging programs using custom branded solutions.

We have nearly completed the re-positioning of our production and operations in order to allow us to move further forward with larger apparel programs that we anticipate will help deliver increased sales revenue.   As part of this repositioning, we anticipate having a greater ability to manage our anticipated growth and implement our global strategy of cutting costs by placing manufacturing facilities in the countries of demand and reducing head office costs.

Although largely driven by North American retail accounts to date, a significant portion of our current NEXTag™ activity involves offshore fulfillment, as the majority of apparel manufacturing now takes place in overseas markets.  In an effort to better serve these markets, KMA has, for a number of years now, maintained sales offices in both Hong Kong and in Taiwan, while manufacture the majority of its products in Canada.  We believe that providing local representation has been important in helping fuel growth in this segment, and as indications suggests, this sector will expand.  During the period ending July 31, 2007, we secured appropriate space to establish a manufacturing facility in Hong Kong, in order to better serve this important market.  Although the new Hong Kong facility currently serves as our logistics center for Asia, we will be outfitting it with production equipment and plan to be in full production by the end of October 2007.

Once the new Hong Kong facility is fully operational as a manufacturing site, we plan to turn our attention to another key apparel market by establishing a similar production facility in one of the principal garment manufacturing centers in India.  Our plans have been modified so that we now plan to secure a site and bring the new Indian facility on line during the spring of 2008.  When fully operational, these two facilities will allow us to benefit from a number of economies, by not only physically locating production in the geographical centers where most of our finished goods are used, but will also permit significant savings in raw materials, freight and labor costs, which will result in positioning our NEXTag product much more competitively than it is currently.  In addition, we plan to add local sales representation in these international locations to directly interact with the many apparel factories located in these regions, which will improve KMA’s ability to take advantage of opportunities as they become available.

KMA’s DualTag™ business is based in supplying the only patent pending, dual-technology, self-adhesive label in the industry, containing the base elements of the two most popular EAS technologies in use today.  By providing both technologies on a single label, KMA enables manufacturers to tag their entire production with a single device, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped.  Without DualTag, manufacturers traditionally find it necessary to maintain multiple inventories of their products that differ only by label technology in order to comply with their retail customers’ requirements. In addition, we have completed the necessary advance planning that will allow the incorporation of RFID into the DualTag product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

During the period ending July 31, 2007, we introduced a new, non-adhesive, insertable DualTag suitable for such products as CD and DVD discs, or boxed products such as pharmaceuticals, which has received an enthusiastic initial response from a number of accounts.  Although we anticipated bringing our new DualTag production equipment into full online status during the period, we were hampered by a number of supplier delays which prevented us from benefiting from the increased capacity we anticipated, which affected our ability to take advantage of certain DualTag opportunities that became available to us.  Although this resulted in lost sales during the period, we do not expect it to negatively impact our relationship with the involved accounts and believe that we will benefit from future orders from these same clients.

Gross Profit

Gross profit was $324,060 or 24.6% of sales for the three months ended July 31, 2007, compared with $355,376 or 18.8% for the three months ended July 31, 2006, and $624,656 or 24.8% for the six months ended July 31, 2007, as compared with $579,780 or 19.2% in the six months ended July 31, 2006.  The gross profit for the three months and six months ended July 31, 2007 as compared to the previous year was considerably higher as a percentage of sales, primarily due to shifting production of our DualTag from an outsource to a new in-house production line, as well as realizing the benefits derived from a number of improvements to our production methodologies, sourcing of raw materials and reduction in waste as a result of a focus on product quality.

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

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $816,367 or 62.0% of sales for the three months ended July 31, 2007, compared with $650,343 or 34.4% of sales for the three months ended July 31, 2006, and $1,508,409 or 59.9% for the six months ended July 31, 2007 as compared to $1,210,119 or 40.1% for the six months ended July 31, 2006.

The increase in the ratio of SG&A expenses to sales is primarily due to: (i) An unfavorable shift in exchange rates as the Canadian dollar rose strongly against its US counterpart; (ii) The impact of lower sales revenues and its effect on SG&A as a percentage of sales; (iii) Increases in wages and benefits resulting primarily from the addition of experienced management to assist in the implementation of our growth plan, the full cost of which is included in the period ending July 31, 2007, versus only a portion of which was included in the period ending July 31, 2006; (iv) The implementation of a full group benefits program in order to both attract and retain quality staff and management; (v) An increase in consulting services and sales commissions; and (vi) An increase in occupancy costs as a result of opening our new Hong Kong facility. These higher expenses were offset to a degree through: (i) lower professional fees which in the period ending July 31, 2006 were associated with the company’s cost of going public; and (ii) A modest reduction in travel expense.

Operating Income (Loss)

Operating loss before taxes was $492,307 or 37.4% for the three months ended July 31, 2007, compared with an operating loss before taxes of $294,967 or 15.6% for the three months ended July 31, 2006, and $883,753 or 35.1% for the six months ended July 31, 2007 as compared to an operating loss of $630,339 or 20.9% for the six months ended July 31, 2006.

Taxes on Income

The Company experienced an operating loss for the year and therefore recognized a future tax benefit of $192,012 for the three months ended July 31, 2007 versus a future tax benefit of $101,611 for the three months ended July 31, 2006, and for the six months ended July 31, 2007, experienced a future tax benefit of $324,188 as compared to a future tax benefit of $192,011 for the six months ended July 31, 2006.  The effective income tax rates of the future tax benefit for the three and six months ended July 31, 2007 was 39% and 37% respectively.  For the three and six months ended July 31, 2006, the future tax benefit was 34% and 31%.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the six months ended July 31, 2007, 2006 and 2005.

	Three Months ended July 31,
	2007	2006	2005
Net cash from operating activities	$(631,515)	$(88,567)	$(8,801)
Net cash from investing activities	$(326,755)	$(40,597)	$(104,475)
Net cash from financing activities	$1,320,618	$33,272	$121,569
Effect of currency translation adjustments	$(45,072)	$(1,537)	$(6,441)
Total change in cash and cash equivalents	$317,276	$(97,429)	$1,852

Overview. The Company had, as of the end of July 31, 2007, current liabilities of $1,164,488 and current assets of $1,142,042. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by the contracted infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities. Cash flow from operating activities for the six months ended July 31, 2007 resulted in a negative cash flow of $631,513, as compared to the six-month period ended July 31, 2006, which saw a negative cash flow of $88,567, and the six month period ended July 31, 2005 which saw a negative cash flow of $8,801.  For the six months ended July 31, 2007, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $810,518 and with changes in non-cash working capital of $179,003 our cash flows from operating activities decreased by $631,515. For the six months ended July 31, 2006, the net income, as adjusted for amortization and future income taxes, resulted in a negative cash flow of $523,616, together with positive changes in non-cash working capital of $435,049, resulted in a negative cash flow from operating activities of $88,567. The variances in cash flow from operations between the six months ended July 31, 2007 and July 31, 2006 are primarily the result of changes in accounts receivable and inventory. Accounts Receivable for the company decreased $263,689 for the six months ended July 31, 2007 as compared to an increase of $128,016 for the six months ended July 31, 2006 primarily due to our improved collection procedures. Inventories increased $132,361 in the six months ending July 31, 2007 as compared to a decrease of $17,278 in the six months ended July 31, 2006, primarily as a result of the purchase of raw materials necessary for the build up of inventory for our new Hong Kong facility.

Financing Activities. The Company's cash flow from financing activities for the six months ended July 31, 2007 amounted to $1,320,618, as a result of an issuance of capital stock in the amount of $500,000, the exercise of warrants in the amount of $770,000, a decrease in capital lease obligations of $28,868 and an increase in advances by shareholders of $79,486.  By comparison, in the six months ended July 31, 2006 the Company experienced a decrease in capital lease obligations of $25,439 and an increase in advances from shareholders of $58,711, resulting in a net cash flow from financing activities of $33,272.  In 2005, the net cash flow from financing activities was $121,569.

Investing Activities. In the six months ended July 31, 2007 the Company experienced a decrease in cash flow from investing activities of $326,755. This was due to an increase in purchase of equipment and patents of $206,082 and an increase in deposits on equipment and patents of $120,673.  By comparison in the six months ended July 31, 2006, the Company experienced a decrease in cash flow from investing activities of $40,597, in large part due to an increase in purchase of equipment and patents of $30,416 and an increase in deposits on equipment and patents that amounted to $10,181. In 2005,  the Company experienced a decrease in cashflow from investing activities of $104,475.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the six months ended July 31, 2007 and 2006, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at July 31, 2007 was $43,770, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at July 31, 2007 was $283,471 for finished goods and $188,319 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at July 31, 2007.

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

September 14, 2007
By: /s/ Jeffrey D. Reid
Name:  Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)