Form 10QSB
period 2007-10-31
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2007-12-17
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007.

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

The number of shares outstanding of the issuer's stock, $0.001 par value per share, as of December 18, 2007 was 75,333,319.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

(unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Interim Consolidated Balance Sheets	1 - 2

Interim Consolidated Statements of Income and Deficit	3

Interim Consolidated Statements of Cash Flows	4

Notes to the Interim Consolidated Financial Statements	5 - 13

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 1
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	As at Oct 31, 2007 (unaudited) $	As at Jan 31, 2007 (audited) $

ASSETS

CURRENT
Cash	66,929	22,710
Accounts receivable	184,844	287,701
Inventories (Note 3)	465,566	303,117
Prepaid expenses	226,013	340,210

TOTAL CURRENT ASSETS	943,352	953,738

DEPOSITS ON EQUIPMENT AND PATENTS	312,352	57,342

EQUIPMENT AND PATENTS (Note 5)	957,105	641,178

FUTURE INCOME TAXES (Note 6)	1,087,223	335,958

DEFERRED COSTS (Note 8(b))	120,337	212,404

ADVANCES TO SHAREHOLDER (Note 4)	53,601	-

	3,473,970	2,200,620

APPROVED ON BEHALF OF THE BOARD:

_____________________________,  Director

_____________________________,  Director

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 2
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)

	As at Oct 31, 2007 (unaudited) $	As at Jan 31, 2007 (audited) $

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	1,081,944	1,062,297
Current portion of capital lease obligation (Note 7)	18,542	55,804

TOTAL CURRENT LIABILITIES	1,100,486	1,118,101

ADVANCES FROM SHAREHOLDER (Note 4)	-	87,053

CAPITAL LEASE OBLIGATION (Note 7)	-	207

	1,100,486	1,205,361

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 8)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value, 175,000,000 shares authorized and 75,333,319 shares issued and outstanding	75,333	42,066

ADDITIONAL PAID-IN CAPITAL (Note 8)	4,958,281	729,098

SUBSCRIPTIONS RECEIVABLE (Note 8)	(2,730,000)	-

SHARES TO BE ISSUED (Note 8)	-	826,485

ACCUMULATED COMPREHENSIVE INCOME (Note 8)	551,669	51,031

WARRANTS (Note 9)	1,149,000	-

(DEFICIT) (Note 8)	(1,630,799)	(653,421)

	2,373,484	995,259

	3,473,970	2,200,620

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 3
INTERIM CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
(unaudited) (expressed in U.S. dollars)

	Three Months Ended Oct 31,		Nine Months Ended Oct 31,
	$2007	$2006	$2007	$2006
SALES	1,377,478	1,688,891	3,893,884	4,704,503

COST OF SALES
Inventories, beginning of period	471,790	437,701	303,117	452,055
Purchases	1,012,618	1,314,877	3,073,041	3,736,355

	1,484,408	1,752,578	3,376,158	4,188,410
Less: Inventories, end of period	465,566	353,099	465,566	353,099
	1,018,842	1,399,479	2,910,592	3,835,311

GROSS MARGIN	358,636	289,412	983,292	869,192

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (Schedule)	1,044,383	478,703	2,552,792	1,688,822

(Loss) before income taxes	(685,747)	(189,291)	(1,569,500)	(819,630)

Income taxes – future (Note 6)	(267,934)	(74,373)	(592,122)	(266,384)

NET (LOSS) FOR THE PERIOD	(417,813)	(114,918)	(977,378)	(553,246)

(DEFICIT), beginning of period (Note 8)	(1,212,986)	(355,346)	(653,421)	82,982

(DEFICIT), end of period (Note 8)	(1,630,799)	(470,264)	(1,630,799)	(470,264)

(LOSS) PER SHARE

Basic	(0.01)	(0.00)	(0.02)	(0.01)

Diluted	(0.01)	(0.00)	(0.02)	(0.01)

Weighted average number of common shares	64,304,515	41,933,926	58,576,726	38,869,780

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 4
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED OCTOBER 31
(unaudited)
(expressed in U.S. dollars)

	$2007	$2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	(977,378)	(553,246)
Adjustments for:
Amortization	104,948	68,115
Shares issued for services provided	6,500	91,698
Future income taxes	(592,122)	(266,384)
	(1,458,052)	(659,817)
Changes in non-cash working capital:
Decrease (increase) in accounts receivable	151,502	(209,015)
(Increase) decrease in inventories	(76,722)	104,760
(Increase) in research and development tax credits receivable	-	(66,434)
Decrease (Increase) in prepaid expenses	172,668	(131,665)
(Decrease) increase in accounts payable and accrued liabilities	(210,821)	659,337
	36,627	356,983

Cash flows from operating activities	(1,421,425)	(302,834)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	700,000	-
Exercise of warrants	1,270,000	-
(Decrease) in capital lease obligation	(44,719)	(38,422)
(Decrease) increase in advances from shareholders	(141,430)	140,461
Increase in promissory note payable	-	141,580
Cash flows from financing activities	1,783,851	243,619

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in advances to shareholders	-	51,350
Purchase of equipment and patents	(242,372)	(232,359)
Deposits on equipment and patents	(210,243)	145,404
Cash flows from investing activities	(452,615)	(35,605)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	134,408	(5,501)

Increase (decrease) in cash	44,219	(100,321)
Cash, beginning of period	22,710	126,727

Cash, end of period	66,929	26,406
SUPPLEMENTAL INFORMATION:
Interest paid	5,047	17,874
Income taxes paid	-	-
Issuance of common stock- subscriptions receivable	2,730,000	-

        The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 5
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
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

3.         INVENTORIES

	October 31, 2007 $	January 31, 2007 $
Finished goods	265,048	117,702
Raw materials	200,518	185,415
	465,566	303,117

4.         ADVANCES TO (FROM) SHAREHOLDERS

Advances to (from) shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

                                                                                                                                           Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 6
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

5.         EQUIPMENT AND PATENTS

	Cost $	Accumulated Amortization $	October 31, 2007 Net $
Equipment	1,264,076	654,589	609,487
Equipment under capital lease	201,330	52,010	149,320
Patents	101,124	28,337	72,787
Computer equipment	79,549	34,692	44,857
Leasehold improvements	75,339	11,078	64,261
Office furniture	20,941	4,548	16,393
	1,742,359	785,254	957,105

	Cost $	Accumulated Amortization $	January 31, 2007 Net $
Equipment	892,915	460,364	432,551
Equipment under capital lease	161,594	29,626	131,968
Patents	81,166	19,049	62,117
Computer equipment	36,379	24,549	11,830
Office furniture	4,720	2,008	2,712
	1,176,774	535,596	641,178

6.         INCOME TAXES

The reconciliation of the income tax provision, calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements, is as follows:

	October 31, 2007 $	October 31, 2006 $
Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2006 - 36.12%)	(566,903)	(296,050)
Increase due to:
Change in statutory tax rate	-	24,543
Other	(25,219)	5,123
	(592,122)	(266,384)

                                                                                                                                           Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 7
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

6.         INCOME TAXES (Continued)

Significant components of the Company’s future income tax assets and liabilities are as follows:
	October 31, 2007 $	January 31, 2007 $
Future income tax assets: Losses carried forward	1,172,948	411,800
Future income tax liabilities: Equipment and patents	(85,725)	(75,842)
Future tax asset	1,087,223	335,958

7.         OBLIGATIONS UNDER CAPITAL LEASE

The Company has entered into a leasing agreement for equipment dated March 15, 2005.  The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,893 Canadian dollars, and is secured by the equipment.  The remaining amount of $18,542 is due within one year.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 8
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity – KMA Global Solutions Inc. (“KMA Canada”)
prior to reverse merger
	Common Shares $	Par Value $	Additional Paid-in Capital $	Comp. Income $	Accumulated Earnings $
January 31, 2006	32,136,800	-	461,901	43,547	82,982
Issuance of shares for consulting services	408,000	-	52,173	-	-
Issuance of shares for finder’s fee	1,700,000	-	217,391	-	-
March 15, 2006	34,244,800	-	731,465	43,547	82,982

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.
	Common Shares $	Par Value $	Additional Paid-in Capital $	Comp. Income $	Accumulated Earnings/ (losses) $
January 31, 2006	4,920,250	4,920	166,421	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-
Issuance of shares in reverse merger	34,244,800	34,245	525,878	43,547	82,982
Accumulated deficit acquired in reverse merger	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-
Issuance of replacement shares	1,179,000	1,179	(1,179)	-	-
Currency translation adjustment	-	-	-	4,601	-
Issuance of shares for investor relations services	25,000	25	11,025	-	-
Issuance of shares for consulting services	150,000	150	28,500	-	-
Net loss January 31, 2007	-	-	-	-	(736,403)
January 31, 2007	42,065,991	42,066	729,098	48,148	(653,421)

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 9
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.
	Common Shares $	Par Value $	Additional Paid-in Capital $	Subscriptions Receivable $	Comp. Income $	Accumulated losses $
Issuance of shares for financing, net	10,000,000	10,000	965,000	-	2,883	-
Warrant valuation allocation	-	-	(346,000)	-	-	-
Issuance of shares for agent fees	1,000,000	1,000	-	-	-	-
Issuance of agent warrants on financing	-	-	(90,000)	-	-	-
Issuance of shares for consulting services	1,867,328	1,867	337,133	-	-	-
Warrants exercised	3,850,000	3,850	746,900	-	-	-
Warrant valuation allocation	-	-	188,610	-	-	-
Warrants exercised	7,150,000	7,150	1,387,150	(930,000)	-	-
Warrant valuation allocation	-	-	247,390	-	-	-
Issuance of shares	8,000,000	8,000	1,942,000	(1,800,000)	-	-
Issuance of shares for agent fees	1,400,000	1,400	-	-	-	-
Warrant valuation allocation	-	-	(1,149,000)	-	-	-
Currency translation adjustment	-	-	-	-	500,638	-
Net loss October 31, 2007	-	-	-	-	-	(977,378)
	75,333,319	75,333	4,958,281	(2,730,000)	551,669	(1,630,799)

During the period ended October 31, 2007, the following transactions occurred:

(a)
On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)
On February 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing.  The advance was reflected as a deferred cost until such time as the planned equity financing is completed.  During the nine month period ended October 31, 2007, $130,000 was recognized as a cost of issue.

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
OCTOBER 31, 2007
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

(f)	On October 20, 2006, KMA International issued 150,000 common shares with a deemed value of USD $0.19 per share in exchange for consulting services.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 11
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

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

(j)
On January 31, 2007, KMA International issued 207,328 common shares for consulting services.  The shares were valued as follows; 71,429 common shares at $0.14 per share, 59,701 common shares at $0.17 per share, 57,471 common shares at $0.17 per share and 18,727 common shares at $0.53 per share.

(k)
On January 31, 2007, a group of investors agreed to purchase 10,000,000 shares of the company’s common stock at a price of USD $0.10 per share.  The total purchase price of  $1,000,000 was paid to KMA International as follows: (i) $500,000 payable upon closing and (ii) $500,000 payable within 30 days of the effective date of the Registration Statement. The agreement includes 10,000,000 Warrants issued to the investors, which shall be exercisable only within 2 years of the effective date of the Registration Statement, at an exercise price of $0.20 per share. Upon closing, the Agent was paid a fee of 10% of the gross value received or 1,000,000 common shares, together with Warrants exercisable within 2 years of the effective date of the Registration Statement, at an exercise price of  $0.20 per share.  The shares of common stock were registered on March 12, 2007.

(l)
During the nine month period ended October 31, 2007, KMA International issued 11,000,000 common shares pursuant to the exercise of warrants at an exercise price of $0.20 per share.  The company received $1,270,000 and $930,000 has been recorded as a subscription receivable at October 31, 2007.

(m)
On September 21, 2007, KMA International agreed to issue 8,000,000 shares of common stock at $0.25 per share in connection with a private offering. The purchase price of the shares is $2,000,000 which will be paid as follows: (i) $200,000 shall be due upon the filing of the registration statement; (ii)  a payment of $600,000 shall be due 60 days after the effective date of the registration statement; (iii) an additional payment of $600,000 shall be due 90 days after the effective date of the registration statement; and (iv) a final payment is due 120 days after the effective date of the registration statement. As of October 31,2007, the company received $200,000 and recorded $1,800,000 as a subscription receivable.  The purchasers of the shares also will receive warrants to acquire an additional 8,000,000 shares of common stock at an exercise price of $0.30 per share for a period of 2 years.   The agent for the investors received a fee of 1,400,000 shares of common stock at $0.43 per share and warrants to acquire 1,400,000 of common stock at an exercise price of $0.30 per share for a period of 2 years.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 12
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

9.         WARRANTS

Warrant transactions during the periods were as follows:
	October 31, 2007		October 31, 2006
	Number of warrants	Weighted Average Exercise Price $	Number of warrants	Weighted Average Exercise Price $
Balance, January 31, 2007	-	-	-	-
Granted, private placement	10,000,000	0.20	-	-
Granted, agent warrants as share issue costs	1,000,000	0.20	-	-
Warrants exercised	(11,000,000)	0.20	-	-
Granted, private placement	8,000,000	0.30	-	-
Granted, agent warrants as share issue costs	1,400,000	0.30	-	-
Balance, end of period	9,400,000	0.30	-	-

At October 31, 2007, outstanding and exercisable warrants to acquire common shares of the Company were as follows:

Number of Warrants	Exercise Price	Expiry Date	Fair Value
	$		$
9,400,000	0.30	September 21, 2009	1,149,000

The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk-free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants during the period was $1,149,000.

As at October 31, 2007, the intrinsic value of the warrants was $0.04 per share.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.	Page 13
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007
(unaudited)
(expressed in U.S. dollars)

10.         COMMITMENTS

(a)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires October 31, 2008. Minimum rental commitments remaining under this lease approximate $122,049 which are due within one year.

The Company is also responsible for common area costs.

(b)	The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $57,648 including $44,259 within one year and $13,389 due in 2009.

(c)
The Company is committed to minimum annual rentals under a long-term lease for premises which expires March 14, 2010.  Minimum rental commitments remaining under this lease approximate $231,759 including $86,909 due within one year, $86,909 due in 2009 and $57,941 due in 2010.

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

OVERVIEW

KMA Global Solutions International, Inc., which was formed on March 9, 2006 under the laws of the State of Nevada, through our operating subsidiary, KMA Global Solutions Inc. ("KMA (Canada)"), is an innovator and internationally recognized leader in the Electronic Article Surveillance ("EAS") market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia, pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft.  The retail industry generally refers to these losses as “inventory shrinkage” or “shrink”.  On average, shrink represents nearly 2% of a retailer's revenue and can often be much more.  Worldwide, retail losses due to shrinkage are a problem now exceeding $98 Billion USD. We have developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical and health supplement industries.

The Company is engaged in the supply of EAS solutions (including the Company's products, NEXTag™ and DUAL Tag™), with a focusing on customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries. We will grow by executing a strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of EAS tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The capital needed to fund our growth has been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

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

RESULTS OF OPERATIONS

The Company’s results of operations for the three and nine months ended October 31, 2007 and 2006  in dollars and as a percent of sales, are presented below:

	Fiscal Years
	Three Months ended October 31				Nine Months ended October 31
	2007		2006		2007		2006

Sales	1,377,478	100%	1,688,891	100%	3,893,884	100%	4,704,503	100%
Cost of Sales	1,018,842	74.0%	1,399,479	82.9%	2,910,592	74.7	3,835,311	81.5%
Gross Profit	358,636	26.0%	289,412	17.1%	983,292	25.3	869,192	18.5%
Selling General & Administrative Expenses	1,044,383	75.8%	478,703	28.3%	2,552,792	65.6%	1,688,822	35.9%
Income Before Income Taxes	(685,747)	(49.8%)	(189,291)	(11.2)%	(1,569,500)	(40.3%)	(819,630)	(17.4%)
Net Income	(417,813)	(30.3%)	(114,918)	(6.8%)	(977,378)	(25.1%)	(553,246)	(11.8%)

Sales

The Company's sales decreased $311,413 or 18.4% to $1,377,478, for the three months ended October 31, 2007, compared to $1,688,891 for the three months ended October 31, 2006 and decreased $810,619 to $3,893,884 for the nine months ended October 31, 2007 compared to $4,704,503 for the nine months ended October 31, 2006, as a result the cancellation of a major retail program that had contributed to a strong quarter and year to date result last year in spite of winning the support of a number of new accounts and expanding our programs with some others.  Our ability to realize the potential from those gains were hampered by delays in the receipt of actual orders and delays in the implementation of new production lines.  Although sales results are lower than anticipated, the trend for the final quarter and the new fiscal year, appear to be significantly stronger.  Therefore, we expect positive sales growth to return.

During the past fiscal year, we introduced a number of new feature sets to the NEXTag™ product line, including the use of new materials, greater printing capability, and precisely matching material and ink colors in order to faithfully recreate brand images and logos, all of which has been well received.  We believe these added value items will eventually permit us to secure additional business, particularly from international accounts, as more and more specialty retailers and design groups throughout the world have demonstrated interest in initiating EAS source tagging programs using custom branded solutions.

The planned re-positioning of our production and operations, which will allow us to move further forward with larger apparel programs, has moved more slowly than expected; however, as we see various aspects of our plans realized, it is apparent that these steps will gradually help to deliver increased sales revenue.  A major part of our strategic plan consists of placing manufacturing facilities and operations in the countries and regions generating product demand, increasing efficiencies and permitting a reduction in head office costs.

Although largely driven by North American retail accounts to date, a significant portion of our current NEXTag™ activity involves offshore fulfillment, as the majority of apparel manufacturing now takes place in overseas markets.  In an effort to better serve these markets, we have, for a number of years now, maintained a local agency relationship in both Hong Kong and in Taiwan, while manufacturing the majority of its products in Canada.  We believe that providing local representation has been important in helping to fuel growth in this segment, and as every indication suggests that this sector will continue to expand, earlier this year, we secured appropriate space to establish a manufacturing facility in Hong Kong, and have hired local sales and operations staff in order to better serve this important market.

Once the new Hong Kong facility is fully operational, we plan to turn our attention to another key apparel market by establishing a similar production facility in one of the principal garment manufacturing centers in India.  Our plans have been modified so that we now plan to secure a site and bring the new Indian facility on line during the spring of 2008.  When fully operational, these two facilities will allow us to benefit from a number of economies, by not only physically locating production in the geographical centers where most of our finished goods are used, but will permit significant savings in raw materials, freight and labor costs, by positioning our NEXTag product much more competitively.  In addition, we plan to add local sales representation in these international locations to directly interact with the many apparel factories located in these regions, which will improve our ability to take advantage of opportunities as they become available.

Our DualTag™ involves supplying the only patented, dual-technology, label in the industry, containing the base elements of the two most popular EAS technologies in use today.  By providing both technologies on a single adhesive label or non-adhesive, insertable card, we enable manufacturers of a variety of consumer packaged goods, to tag their entire production with a single device, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped.  Without DualTag, manufacturers traditionally find it necessary to maintain multiple inventories of their products, differing only by label technology in order to comply with their retail customers’ requirements. We have also completed the necessary advance planning that will allow the incorporation of RFID into the DualTag product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

Introduced earlier this year, our insertable DualTag, suitable for such products as CD and DVD discs, or boxed products such as pharmaceuticals has received an enthusiastic initial response from a number of accounts, with a number of new opportunities pending.  Although we anticipated bringing our new DualTag production equipment fully online earlier this year, we continue to be hampered by a number of supplier delays, which prevented us from benefiting from the increased capacity we anticipated, thereby affecting our ability to take advantage of certain DualTag opportunities that became available to us.  Although this resulted in lost sales during the period, we do not expect it to negatively impact our relationship with the involved accounts and believe that we will benefit from future orders from these same clients.

Gross Profit

Gross profit was $358,636 or 26.0% of sales for the three months ended October 31, 2007, compared with $289,412 or 17.1% for the three months ended October 31, 2006, and $983,292 or 25.3% for the nine months ended October 31, 2007, as compared with $869,192 or 18.5% in the nine months ended October 31, 2006.  Despite experiencing lower sales revenues, the gross profit for the three months and nine months ended October 31, 2007, as compared to the previous year, was considerably higher both in dollars and as a percentage of sales, primarily due to shifting production of our DualTag from an outsource to an in-house production line, realizing the benefits derived from a number of improvements to our production methods, an aggressive focus on raw material sourcing, and reduction in waste as a result of an increased focus on product quality.

Management's ongoing strategy to achieve and improve profitability continues to include implementing process and purchasing improvements to reduce the fundamental costs in manufacturing and transferring the majority of existing manufacturing capacity from our Canadian operations primarily to Hong Kong and other areas in order to minimize costs associated with labor, raw materials, and freight.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1,044,383 or 75.8% of sales for the three months ended October 31, 2007, compared with $478,703 or 28.3% of sales for the three months ended October 31, 2006, and $2,552,792 or 65.6% for the nine months ended October 31, 2007, as compared to $1,688,822 or 35.9% for the nine months ended October 31, 2006.

The increase in the ratio of SG&A expenses to sales is primarily due to: (i) an unfavorable shift in exchange rates as the Canadian dollar rose strongly against its US counterpart, resulting in a significant foreign exchange loss; (ii) the impact of lower sales revenues and its effect on SG&A as a percentage of sales; and (iii) an increase in wages and benefits primarily as a result of the addition of experienced management, the full cost of which is included in the nine months ended October 31, 2007, versus only a portion of which was included in the period ended October 31, 2006.  Furthermore, this increase was also due to the company implementing a full group benefits program earlier this year, in order to both attract and retain quality staff and management, and occupancy costs associated with our new Hong Kong facility. These higher expenses were offset to a degree through: (i) lower Production and warehouse expense; and (ii) reduced freight costs.

Operating Income (Loss)

Operating loss before taxes was $685,747 or 49.8% for the three months ended October 31, 2007, as compared with an operating loss before taxes of $189,291 or 11.2% for the three months ended October 31, 2006, and $1,569,500 or 40.3% for the nine months ended October 31, 2007 as compared to an operating loss of $819,630 or 17.4% for the nine months ended October 31, 2006.

Taxes on Income

The Company experienced an operating loss and therefore recognized a future tax benefit of $267,934 for the three months ended October 31, 2007 versus a future tax benefit of $74,373 for the three months ended October 31, 2006, and for the nine months ended October 31, 2007, experienced a future tax benefit of $592,122 as compared to a future tax benefit of $266,384 for the nine months ended October 31, 2006.  The effective income tax rates of the future tax benefit for the three and nine months ended October 31, 2007 was 39% and 38% respectively.  For the three and nine months ended October 31, 2006, the future tax benefit was 39% and 33%.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the nine months ended October 31, 2007, and 2006.

	Nine Months ended October 31,
	2007	2006
Net cash from operating activities	$(1,421,425)	$(302,834)
Net cash from investing activities	$(452,615)	$(35,605)
Net cash from financing activities	$1,783,851	243,619
Effect of currency translation adjustments	$134,408	$(5,501)
Total change in cash and cash equivalents	$44,219	$(100,321)

Overview. The Company had, as of the end of October 31, 2007, current liabilities of $1,100,486 and current assets of $943,352. For the nine months ended October 31, 2007, cash flow was positive and management believes that we will generate sufficient cash from its operating activities for the foreseeable future, supplemented by the contracted infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities. Cash flow from operating activities for the nine months ended October 31, 2007 resulted in a negative cash flow of $1,421,425, as compared to the nine-month period ended October 31, 2006, which saw a negative cash flow of $302,834.  For the nine months ended October 31, 2007, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $1,458,052 and with changes in non-cash working capital of $36,627 our cash flows from operating activities decreased by $1,421,425.  For the nine months ended October 31, 2006, the net income, as adjusted for amortization and future income taxes, resulted in a negative cash flow of $659,817, together with positive changes in non-cash working capital of $356,983, resulted in a negative cash flow from operating activities of $302,834. The variances in cash flow from operations between the nine months ended October 31, 2007 and October 31, 2006 are primarily the result of a net loss, a decrease in future income taxes and a decrease in accounts payable, which was offset to some degree by a decrease in accounts receivable and decrease in prepaid expenses.

Financing Activities. The Company's cash flow from financing activities for the nine months ended October 31, 2007 amounted to $1,783,851, as a result of an issuance of capital stock in the amount of $700,000, the exercise of warrants in the amount of $1,270,000, a decrease in capital lease obligations of $44,719 and a decrease in advances by shareholders of $141,430.  By comparison, in the nine months ended October 31, 2006 the Company experienced a decrease in capital lease obligations of $38,422, an increase in advances from shareholders of $140,461, and an increase in a promissory note amounting to $141,580 resulting in a net cash flow from financing activities of $243,619.

Investing Activities. In the nine months ended October 31, 2007, the Company experienced an decrease in cash flow from investing activities of $452,615. This was due to an increase in purchase of equipment and patents of $242,372 and an increase in deposits on equipment and patents of $210,243.  By comparison in the nine months ended October 31, 2006, the Company experienced an decrease in cash flow from investing activities of $35,605, in large part due to an increase in purchase of equipment and patents of $232,359, a decrease in deposits on equipment and patents that amounted to $145,404, and a decrease in advances to shareholders of $51,350.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the nine months ended October 31, 2007 and 2006, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at October 31, 2007 was $184,844, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at October 31, 2007 was $265,048 for finished goods and $200,518 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at October 31, 2007.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in providing reasonable assurance that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based upon its evaluation, Management has revised and enhanced our accounting review and scheduling procedures as well as instituted new training and other support measures for its accounting personnel to ensure that material information relating to periodic Exchange Act reports, including information from our consolidated subsidiaries, will be made known to them by the staff and officers of those entities, particularly during the periods in which the preparation of our Quarterly Reports shall occur.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 5, 2007.  Represented at the Annual Meeting, either in person or by proxy, were 38,078,706 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:

1.
Messrs. Jeffrey D. Reid, Daniel K. Foster and Michael McBride were elected to serve as members of the Company’s Board of Directors; each receiving 38,030,411 votes in favor of election and 48,295 votes withheld.

2.
The appointment of McGovern, Hurley, Cunningham, LLP to serve as the Company’s independent auditors for its fiscal year ending January 31, 2008 was ratified with 38,078,706 votes were cast for the ratification; 0 votes were cast against the ratification; and there were 0 abstentions. There were no broker non-votes.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

December 18, 2007	By: /s/ Jeffrey D. Reid
Name: Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)