Form 10KSB
period 2008-01-31
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2008-06-05
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008.

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number: 0-50046

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.
----------------------------------------
(Name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0486947 (I.R.S. Employer Identification No.)
5570A KENNEDY ROAD MISSISSAUGA ONTARIO, CANADA L4Z2A9 (Address of principal executive offices, zip code)
Issuer’s telephone number: (905) 568-5220
Securities registered under Section 12(b) of the Exchange Act:
Title of each class None.	Name of the exchange on which registered None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

State Issuer's revenues for its most recent fiscal year: $4,877,606.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $3,646,772 as of May 15, 2008.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 67,333,319 shares of common stock as of May 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE  None.

Transitional Small Business Disclosure format (check one):  ☐ Yes  ☑ No

TABLE OF CONTENTS

Page No.
PART I

ITEM 1.	DESCRIPTION OF BUSINESS...	1

ITEM 2.	DESCRIPTION OF PROPERTY...	15

ITEM 3.	LEGAL PROCEEDINGS...	15

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................................................................................................	15

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...	16

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................................................................................................................	19

ITEM 7.	FINANCIAL STATEMENTS...	26

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................	27

ITEM 8A.	CONTROLS AND PROCEDURES...	27

ITEM 8(B).	OTHER INFORMATION...	28

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........................................................................................................................................................................................	29

ITEM 10.	EXECUTIVE COMPENSATION...	31

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................	33

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.....................................................................................	33

ITEM 13.	EXHIBITS...	34

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES............................................................................................................................................................................	35

SIGNATURES AND POWER OF ATTORNEY...		36

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

PART I

Item 1.    DESCRIPTION OF BUSINESS.

History

KMA Global Solutions International, Inc. (www.kmaglobalsolutions.com) is a corporation formed on March 9, 2006 under the laws of the State of Nevada. As described below, we entered into a merger transaction with Espo's, a non-SEC reporting corporation formed under the laws of the State of New York on September 7, 2001, and we were the surviving corporation. Espo's operated, since its inception, as a retail provider of sporting goods and athletic apparel, with a focus on aquatic sports products. The Company and its founders and shareholders had no relationship with Espo's and its founders prior to the merger. Shares of common stock of Espo's were quoted on the Pink Sheets of the National Quotation Bureau under the symbol “EPOL.” The Pink Sheets is a quotation service, not a formal exchange, and does not have quotation standards. An unaffiliated third-party introduced us to Espo's in order to enable us to achieve a merger with an entity that had shares of stock which were traded on the U.S. public securities markets, thereby offering the Company the opportunity to raise capital through the U.S. public securities markets.

Prior to and in anticipation of the merger transaction described below, a Stock Purchase Agreement, effective as of March 7, 2006 (the “March 7th Agreement”), was entered into between Espo's, Jeffrey R. Esposito and Kenneth C. Dollmann, each a holder of Espo's common stock, and 2095511 Ontario Limited, an Ontario, Canada corporation. Mr. Esposito and Mr. Dollmann, respectively sold 4,065,427 and 160,000 shares Espo's common stock to the following entities identified in the March 7th Agreement: Brant Fellowship Holdings, Inc.; Candas Enterprises Corp.; Carrick Mortgage Holdings, Inc.; Culross Forwarding Limited; Greenock Export Holdings AG; Bedford Place Investments Ltd.; Brican Holdings Limited (collectively, the “Entities”). None of the Entities is a related person or affiliate of Espo's, Mr. Esposito, Mr. Dollmann, 2095511 Ontario Limited, or the Company, and none became a beneficial owner of greater than five percent of the Company's issued and outstanding Common Stock as result of the merger transaction and subsequent events described below.

It was the consensus of the Entities that, due to the logistics involved in coordinating their purchases of Espo's common stock and to process the documentation and secure the prompt execution of the March 7th Agreement, it would be most efficient to rely on a single, special purpose company as a vehicle to close the transaction on their behalf. At the request of the Entities, 2095511 Ontario Limited, a limited corporation formed by Jeffrey D. Reid, the President of the Company, served as agent for the Entities to facilitate the closing of the March 7th Agreement.

The Entities' respective purchases of common stock that were held by Messrs. Esposito and Dollman, totaled 4,225,427 out of the 4,920,250 issued and outstanding shares of Espo's common stock. Mr. Esposito continued to hold 8,823 restricted shares of Espo's common stock. The Entities acquired their shares of Espo’s common stock in exchange for an aggregate payment of $209,830 and their respective promises to provide, from time to time, advice to Espo's and its successors with respect to corporate and financial strategies and restructuring proposals, investor relations and shareholder communications services, and recommendations of potential funding sources, investment groups and strategic partners. Concurrent with the stock purchase transaction, and prior to the merger described below, Espo's transferred its assets and liabilities to other entities that were unaffiliated with the Company.

On March 8, 2006, to facilitate the merger transaction described below, Espo's issued 2,014,400 shares of common stock to bring its total issued and outstanding amount of common stock to 6,934,650. In connection with the overall capital restructuring transactions of Espo's and the Company, and in accordance with their representations and in consideration of the promises and conditions under the March 7th Agreement, the Entities had their 4,225,427 shares of Espo's common stock retired to treasury and cancelled. This left 2,709,223 shares of Espo's common stock issued and outstanding. In a separate set of transactions and as consideration for introducing the Company and Espo’s, the Entities acquired 686,000 shares of Espo's common stock from various Espo’s holders.

On March 10, 2006, we entered into an Agreement and Plan of Reincorporation - Merger with Espo's, whereby Espo's was merged with and into the Company, and in which the Company, a Nevada corporation, became the surviving entity (the “Merger”).

In effecting the Merger, each of the 2,709,223 issued and outstanding shares of Espo's common stock, was converted into one share of our Common Stock, and Espo's ceased to exist. The Company’s Common Stock currently is quoted on the OTC Bulletin Board under the symbol “KMAG.”

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

In connection with the Acquisition Agreement, we formed KMA Global Solutions, LLC., a limited liability company formed under the laws of the State of Nevada (“KMA LLC”), with the Company as its single member. KMA LLC is a special purpose entity with the sole purpose of facilitating Canadian income tax efficiencies for existing shareholders of KMA (Canada). In connection with its formation, 1,700,000 shares of the Company's Common Stock were issued to KMA LLC in exchange for 100% of its membership interests.

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

On March 17, 2006, the Company effected a stock split in the form of a share dividend. This was accomplished by the issuance of seventeen shares of Common Stock for each share of issued and outstanding Common Stock on a pro rata basis and without consideration to the Company's stockholders. To provide consistent disclosure, the amounts of shares discussed hereafter will reflect the post-split amounts, unless specified otherwise. The 8,823 escrowed shares held by Jeffrey R. Esposito became 149,991 shares of Common Stock. The 686,000 shares held by the Entities became 11,662,000 shares of Common Stock on a post-split basis. The 314,400 shares of Common Stock held by the KMA (Canada) shareholders became 5,344,800 shares on a post-split basis. Under the terms of the agreement between the KMA (Canada) shareholders and the Company, these 5,344,800 shares of Common Stock were retired to treasury and cancelled and the KMA (Canada) shareholders received 1,179,000 post-split shares of Common Stock.

Current Corporate Structure

Our current structure is set forth in the following diagram and its accompanying notes as follows. We have three affiliated companies: KMA LLC, of which we are the single member, KMA Global Solutions (Hong Kong) Ltd. and KMA (Canada), our Ontario, Canada operating company affiliate.

(1)
21,760,000 shares of the Company's Common Stock are held by KMA LLC for the purpose of facilitating Canadian income tax efficiencies for existing shareholders of KMA (Canada) through the arrangement with Exchangeco.

(2)	314,400 shares of the Company's Common Stock were exchanged for an equal number of shares of KMA (Canada) common stock. Exchangeco holds the balance of KMA (Canada) common shares.
(3)
Jeff Reid, as sole shareholder of Exchangeco, has the right to require the Company or KMA LLC to purchase some or all his Exchangeable Shares for some or all of the Company's 21,760,000 shares of Common Stock held by KMA LLC.

Strategic Corporate Structure

We intend to operate as a holding company in a structure that includes several wholly-owned operating subsidiaries located in strategic manufacturing, packaging and distribution markets worldwide. Strategic expansion plans include the relocation of our headquarters from Mississauga, Ontario, Canada to the United States through the formation of KMA Global Solutions Inc. (US) as a wholly-owned subsidiary of the Company. KMA Global Solutions Inc. (Barbados) is intended to be established under the laws of Barbados as a wholly-owned subsidiary of KMA (Canada) with the purpose of overseeing the Company's operations outside of the United States and Canada and to hold all of the issued and outstanding shares of KMA Global Solutions (Hong Kong) Limited (Hong Kong), a manufacturing entity formed under the laws of Hong Kong. We also intend to form additional overseas subsidiaries as our business grows.

Electronic Article Surveillance (EAS) Industry

Electronic Article Surveillance (EAS) is a technology used primarily to prevent shoplifting from retail establishments by alerting the retailer to the unauthorized removal of merchandise. Special tags (like the products that KMA sells) are affixed to the product or to its packaging.  At point of sale, the special tag is deactivated or “turned off.”  At the exits of stores, detection equipment sounds an alarm to alert staff when an active tag is detected.  The theory is that a properly purchased item will have a special tag that is deactivated or “turned off,” while the tag on a shoplifted product will still be active or “live.”

Using an EAS system enables the retailer to display and allow customer access to popular items. Products can be examined and handled, rather than kept in locked cases or behind the sales counter. The two leading technologies comprising most EAS systems in use throughout the world are Acousto-Magnetic (“AM”) and Radio Frequency (“RF”). Each has specific benefits and disadvantages. Although similar in operation, these two EAS systems operate on different principles and are not compatible with one another.

Industry sources estimate that the value of goods that are taken without being paid for, known as “shrink,” is an approximate $108 billion per year problem (including the cost of prevention) for the global retail industry. Shrink is caused primarily by shoplifting and employee theft. EAS solutions are designed to act as a deterrent to control the problem of merchandise theft.

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

Our EAS solutions are comprised of a proprietary line of custom tags and labels, which contain sensors designed to provide a comprehensive, single-source solution for protection against retail merchandise theft. Our tags and labels are specialized for a variety of applications including, adhesive labels for use on product packaging or tags designed to be sewn directly onto retail apparel. The Company's proprietary, low cost solutions serve to reduce consumer and employee theft, prevent inventory shrink, and enable retailers to capitalize on consumer buying patterns and habits by openly displaying high-margin and high-cost items typically subjected to a high level of shoplifting and employee theft. We offer a wide variety of EAS solutions to meet the varied requirements of retail configurations for multiple market segments worldwide.

In addition, the Company is an authorized distributor of Sensormatic sensors in raw form. These sensors are the basic component of one type of EAS tag or label. Retail stores are responsible for outfitting their own premises with an EAS system, including sensor detection and deactivation equipment that corresponds to their EAS technology of choice, either RF of AM technology. The Company also sells equipment necessary to deactivate the EAS tags to manufacturers, suppliers, wholesalers and distributors that need to deactivate either the AM sensor or the RF sensor before shipping product tagged with DualTags to a particular retailer only using one of the two technologies in its stores. Sales of deactivation equipment represent a small fraction of the Company's revenues. The Company does not sell the equipment necessary to establish an EAS system to retailers.

RF systems are widely used by retailers around the world. A RF label, is essentially a miniature, disposable electronic circuit and antenna, which is attached to a product. The device responds to a specific frequency emitted by a transmitter antenna located at the entry/exit point. The response from the label is then picked up by an adjacent receiver antenna. This will trigger an alarm when it matches specific criteria. Operating frequencies for RF systems generally range from 2 to 10 MHz.

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

Our patented DualTagTM contains the key elements of both RF and AM technologies, which enables retail suppliers to apply both technologies to the packaging or product simultaneously, in a single pass through the production line. This single pass application reduces the cost that would otherwise be incurred to attach each technology separately. Further, having both technologies attached to each item eliminates the need for manufacturers, wholesalers and distributors to carry multiple inventories that differ only by EAS technology, and eliminates the risk of improperly shipping goods with RF tags to retailers requiring AM tags and vice versa.

Retailers and manufacturers have become increasingly focused on protecting assets that move through the retail supply chain. Radio Frequency Identification tags (commonly referred to as “RFID”) can be used to track inventory from manufacturer to retailer (and ultimately to the consumer and through the waste processing stream), as well as for tracking products within a given retail location. To address this market opportunity, we have received patents incorporating RFID into our current solutions in anticipation of the retail market’s eventual transition to item-level use of RFID. We intend to continue to build infrastructure, add key personnel, develop proprietary label and tag manufacturing equipment, and open branch offices in strategic locations throughout the world, in order to prepare for and take advantage of the opportunity to be a major source for both EAS and RFID solutions worldwide.

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

☐
DualTag™ - combines both AM and RF technologies in a high speed single-pass label. A single-pass label is a label that enables multiple EAS technologies to be applied or attached to an item at the same time in order that an item does not have to be processed more than once in order to affix the appropriate EAS technology. High speed application is the process of attaching one tag or label per item at a very rapid pace, usually in an automated production environment. We offer several configurations of DualTag™ to suit a variety of requirements. The ability to affix or insert tags and labels quickly enables manufacturers, suppliers and distributors to deliver items tagged with EAS labels on a “just in time” basis and at a lower cost per unit than if the labels had to be applied manually or by multiple runs through the application equipment.

☐
Triple Tag™ - combines both AM and RF technologies, in addition to RFID technology, in a single-pass label. As a technology that incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person, RFID is coming into increasing use as an alternative to the Universal Product Code (also referred to as “UPC” or “bar code”) as a means of providing unique product identification, without the need for direct contact or line-of-sight scanning.

Sew-On Source Tagging Solutions - we provide manufacturers of soft-goods with an affordable and effective EAS solution. Tested and certified by ADT Sensormatic Systems Inc. (“Sensormatic ™”), for AM systems, and Checkpoint Systems, Inc., for RF systems, within retailer guidelines and located on the particular garment as approved, directed or specified by the retailers, our soft-goods source tagging solutions include:

☐
Original NEXTag™- our original design and, we believe, the most popular sew-on tag in the industry. Available in a variety of colors, we consider it to be the best value for most garment and home fashion applications.

☐
NEXTag™ Slimline - Tyvek® (an E. I. du Pont de Nemours and Company fabric) tag manufactured to a narrower width than the original design of the NEXTag™; designed for intimate apparel, this product is appropriate for any application where size is a constraint.

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

Drop-in Source Tagging Solutions - this is an EAS tagging solution that is not affixed to the item or the packaging, but rather dropped “loosely” inside the product packaging or hidden in compartments, such as garment pockets or battery compartments in items requiring batteries such as digital cameras. This solution is an affordable, labor-saving hard goods EAS solution. Tested and certified by Sensormatic™ and approved and specified by major retailers as a source tagging solution; includes:

☐	Original NEXTag™- as described above
☐	NEXTag™ SlimlineTyvek® - as described above

Attachable Source Tagging Solutions -

☐
Wrap Tags - triple-reinforced vinyl tags are designed for easy application and deliver maximum tear resistance; can be custom sized; applications include electrical cords, footwear, fishing rods, plumbing and other hard good items;

☐	Luggage Tag - tear resistant vinyl tag designed for “swift-attached” applications; and
☐	Logo Tag - printed paper hang tag that is plastic laminated, to significantly improve tear resistance; applications include branded apparel, children and infant apparel, footwear and sunglasses.

Adhesive Source Tagging Solutions -

☐	Meat Tag - specialized adhesive in a microwave-safe Sensormatic™ label or in a moisture-proof, microwave safe RF version for packaged meat or frozen food applications; and
☐	Foamback Tag - able to maintain sensor function in metallic applications; flexibility of a foam backing also enables effective placement on concave or convex surfaces.

Custom Source Tagging Solutions - customized products designed to address unique source tagging requirements, such as limited size or space, concave surfaces or microwave environments.

SensormaticTM Label Distributor - the Company is also an authorized distributor of Sensormatic™ EAS labels. The Sensormatic EAS label is an AM label and can be found inside some of our products such as our DualTag™. We also act as a distributor of Sensormatic's TM EAS labels in the non-installed or “raw” form so that our customers can affix the label directly onto their products before sending them to the retailer. Manufacturers, suppliers and distributors buy the raw Sensormatic™ sensor from us and affix them to the inside of their packaging using our labels, thus making the merchandise source tagging compliant for the retail customer.

Principal Markets

We market our products to retailers that have a need to protect their merchandise from theft. Many of our customers include apparel manufacturers located in South and East Asia, the Middle East, as well as Central and South America.  We also often deal with manufacturer’s agents.  Li & Fung, for example, is one of the largest apparel buying agencies located in Hong Kong, and are vendors to international retailers who have EAS systems installed throughout their stores in various countries throughout the world. Our current principal geographic markets include the United States, Canada, Mexico, Italy, Israel, Hong Kong, China, Vietnam, Thailand, Malaysia, Taiwan, South Korea, the Philippines, India, Indonesia, Pakistan, Sri Lanka, Turkey, Dubai, Peru, Guatemala, Costa Rica, and Brazil.

To initiate a source tagging program, the retailer will typically have EAS systems installed in most but not necessarily all of the stores that handle the targeted merchandise. This allows the merchandise to be accepted at the individual store and be ready for sale immediately. If a particular store does not have an EAS system in place, KMA has developed a bulk deactivation device which permits deactivation of case sized lots of source tagged merchandise at the distribution point prior to shipment to the unequipped retail store.

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

We market EAS products primarily to retailers in the hard goods market (supermarkets, drug stores, mass merchandisers, and music/electronics), soft goods market (fashion and athletic apparel, sports merchandise), and other consumer product manufacturers through our source-tagging program.

Business Strategy

RFID Integrated Solutions

RFID technology (Radio Frequency Identification) incorporates a tag containing a microchip and antenna and is capable of storing a limited amount of unique information, usually used to identity the contents of a case or pallet to which it is affixed.  Through the use of a specific reader antenna and specialized software, a RFID tag will release the information contained within its “memory” when requested to do so, usually when passing a particular control point such as a loading dock door. RFID has become popular within the supply chain and logistics operations of many industries, including retail, as it provides a more efficient and accurate means of both storing and collecting information about the inventory or assets in a given environment or in transit between facilities.  While currently most commonly used to identify larger amounts of product such as a case lot, pallet or container, it is widely anticipated to transition into use as a unique identifier on individual products.

We anticipate that the use of RFID technology will see significant growth over the next five to ten years. As the technology continues to improve and the per-unit cost of tags continues to decrease, RFID will begin to play a much larger role in supply chain management. In response to the demand of industry groups to introduce a RFID integrated tag to the retail supply chain, we have made the strategic decision to expand our EAS products to incorporate RFID technology.

RFID usage recently received a significant push when the United States Department of Defense and Wal-Mart Stores, Inc. separately issued mandates requiring their largest suppliers to use Electronic Product Code open standard RFID tagging on pallets, cases, containers and parts, by January 2005. Each of these enormous organizations see significant benefits in the ability to uniquely identify products in their inventory, manage and track that inventory, realize lower costs and increase supply chain efficiencies. Through their vast buying power, each of these two very different organizations has a major influence on their respective suppliers.

According to Analyst Perspectives’, the worldwide market for  RFID in manufacturing will jump from $208.8 million in 2006 to $319.5 million by 2011. During this period, the technology is expected to appear in many industries with significant impact on the efficiency of business processes. Another RFID industry research and consulting firm, IDTechEx, forecasts the overall RFID market to reach $5.29 Billion during 2008, an estimated growth of more than 7% over the total achieved in 2007.

Our ongoing strategy is to participate in the expanding RFID market as a core vendor to the pool of suppliers that sell to a particular retailer or chain of retailers (the so-called “vendor population”). KMA (Canada) currently delivers EAS solutions to this market and will develop RFID solutions that are specific to the needs of each vendor.

Presently, we have the ability to add RFID technology to our current DualTag™ product lines creating a Triple TagTM, which will enable high-volume, single-pass application of RFID-integrated EAS tags at the unit level. The Triple Tag TM can employ both AM and/or RF technologies in addition to RFID technology which may then be applied to packaging simultaneously in a single production run rather than in separate, duplicate runs. We have the opportunity to evolve with the marketplace to become a leader in RFID tagging by leveraging existing retail relationships and knowledge of EAS technologies to assist retailers and manufacturers in the emerging RFID market. At the present time, the Company does not earn revenues from sales of RFID as the current high price of RFID tags makes use of the technology prohibitive for our customers. Further, we do not offer any discrete RFID technology to our customers. However, upon further development of this application of RFID resulting in a lower price per unit, we may incorporate this technology in our product line. If that does happen, we anticipate that we will source RFID tags from one of a number of high quality, low cost producers as and when our customers require. While we currently have the ability to add RFID technology by adding an RFID tag to our DualTag™, our expertise at this time is not specifically in the manufacture of RFID tags. As part of our long term planning, we may consider the acquisition of an RFID integrator if demand for Triple Tags TM reaches such critical mass that it becomes cost effective to do so. There is no guarantee that we will seek to acquire a manufacturer of RFID tags or that a company will be available for purchase at a reasonable price, should we decide to attempt to do so.

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

Marketing Strategy

We primarily promote our products to retailers by offering what we believe is the lowest cost loss prevention solution, on-time delivery, and acting as a single point of contact for our client's EAS needs. In emphasizing source-tagging benefits as a cost and labor-efficient means of integrating EAS into the retail environment, we assist retailers in promoting source-tagging with vendors.

Our ongoing strategies to increase acceptance of source-tagging include partnering with major retail suppliers, worldwide. We offer customized EAS tag solutions to address needs of recognized branding and loss prevention, and continue to expand product applications to accommodate the needs of the packaging industry. Implementation using efficient high-speed production and high-volume capacity supports our reputation with retail suppliers for reliable on-time delivery and superior service.

We intend to continue this marketing strategy, expanding market opportunities to manufacturers and distributors. One of our objectives is to launch industry-wide programs to secure new retail accounts and expand existing accounts with innovative and customized products that will increase penetration with integrated value-added solutions. We plan to promote source-tagging around the world with extensive integration and automation using new EAS and RFID support capabilities.

Distribution

During the past fiscal year, we opened a new facility in Hong Kong, which serves not only as a warehousing and distribution point for our Asian customers, but is now the principal manufacturing point for KMA’s sew-in solution for the world market.  Our Hong Kong facility also houses our Asian sales and customer service teams providing local and regional customers direct access to KMA and a timely response to their needs. To improve our sales efficiency, future expansion plans include offices and distribution and/or manufacturing centers in Europe, India and Mexico, which will enable the Company to further reduce shipping costs and build on its strong reputation for guaranteed, on-time delivery.

Our expansion plan is structured to seize on the obvious advantages associated with being located close to our ultimate customer and, where possible, reducing costs associated with manufacturing, freight as well as taxes and duties.

In Hong Kong, we are able to import to and export from China tax-free, based on Hong Kong's status as a Special Administrative Region of China. When manufacturing in Hong Kong and then importing to China, there are reduced and/or duty-free import of our finished products. We manufacture and warehouse our products in Hong Kong and ship to China with an import tax paid by our customer which reflects a dramatic reduction from the 17% duty charged to our customers when we shipped them Canadian made product. We can also reduce our overall freight cost as well as reduce some of our current overhead in inventory by manufacturing and delivering “just in time.”

Mexico is a major manufacturing center to North American retailers. We continue to consider setting up a subsidiary in either Mexico or another Central American location to be closer to our customer source. This once again will give us preferential duty rates into these growing supplier markets.

With respect to the United States, our plan is to produce our DualTag™ products closer to our customer base and reduce the costs associated with operating in Canada. Currently, labor rates, real estate expenses and taxes are lower in the U.S. as compared to Canada. Our long term plan is to move our head offices to the United States to take advantage of these cost efficiencies and to be closer to the head offices of large North American retailers. At the present time, steps leading to relocation are underway, and are expected to be completed during the coming fiscal year.

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

In response to retail industry demand for a universal tagging solution compatible with both AM and RF technologies, we developed the DualTag™. In the past, retailers would purchase EAS tags that were compatible with the type of EAS deactivators that were in place at the point of purchase and the system of EAS readers in place at entrances and exits. Manufacturers, wholesalers and distributors were required to keep duplicate inventories of their products for delivery to retailers having either AM or RF technology installed in their stores. The DualTag™ eliminates the need for duplicate supply chain inventories and is the only available EAS solution combining both leading EAS technologies in a high speed, single pass application.

We continue to review our product portfolio and rationalize our production facilities and global supply chain, anticipating opportunities for greater efficiency and cost reduction. Future development and expansion of our product lines is expected with improved high-speed production processes, customized tags and selection, and EAS-RFID integration.

Competition

Factors that we consider in evaluating our competition include (i) production capacity, (ii) delivery time, and (iii) proprietary patented and patent pending processes and products. Although we have no significant or direct competition in the EAS market, largely as a result of our proprietary designs along with patents issued or pending, other providers may offer security solutions carrying exclusively RF or AM technology in the form of an adhesive or a hard security tag. Our principal competitor in the retail and apparel manufacturing industries is Paxar Corporation, which was recently acquired by Avery-Dennison, which provides merchandising systems including woven labels and tags used to identify brand apparel or printed labels with bar codes.

Within the emerging RFID market, there are many companies seeking a niche in which they hope to meet the expected needs of one or more markets that they anticipate will merge in the future.  Sentry Technology Corporation, I.D. Systems, Inc. and Zebra Technologies Corporation to name just a few, use RFID technology to provide systems for in store surveillance, asset management and monitoring, inventory control and distribution management, and related software. These companies are not considered to be direct competition however, they do offer solutions related to security.

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

Manufacturing, Raw Materials, and Inventory

KMA (Canada) and KMA Global Solutions (Hong Kong) Ltd. our current operating subsidiaries, drive the design and development of products and processes involving our customers, manufacturing and marketing. We purchase raw materials and components from suppliers and complete the production process at our facilities in Ontario, Canada and in Hong Kong. KMA relies primarily on EAS sensor suppliers such as Checkpoint Systems, Inc. for the RF component and ADT-Sensormatic Electronics. for the AM component. We utilize sophisticated real-time inventory management and logistics to keep inventories to a minimum.

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

Dependence on Customers

We are a preferred supplier of EAS solutions to customers around the world in a variety of industries involved in retail merchandising businesses. “Preferred supplier” is an industry term meaning that retailers indicate a preference as to their suppliers and the company from which the supplier sources its EAS tagging solution. Our status as a “preferred supplier” is, however, informal as it has not been set forth in any binding agreement. In general, customers are free to choose to source EAS tags from other than a preferred EAS tagging supplier.

We do not have a standardized customer contract - each agreement is negotiated on a case-by-case basis. Most of our customer agreements have a term of twelve months, are generally nonexclusive agreements, and are typically subject to termination by either party upon a given notification period (generally thirty days). The payment terms are generally thirty-days net.

Our customers include suppliers to retail apparel and sporting goods stores, some of the largest producers of electronic games supplied to multimedia retailers, the largest retail food chains in both the US and Canada, the largest “do-it-yourself” hardware and garden center chains, and major suppliers of nutriceutical and over-the-counter (OTC) pharmaceuticals.  Apparel market customers have primarily been the largest discount retailers in North America and private label and designer retailers that use source-tagging on a portion or segment of their apparel line. We are dealing with major private label retailers with a focus on programs protecting a substantial percentage of their goods with source-tagging.

The Company continues to promote its solutions to retailers who need to reduce their losses due to shrinkage. In most instances, our typical customer is the supplier to the retailer and/or its associated packager or manufacturer. No one client of the Company contributes more than 5% of the company's revenues. It is difficult to predict the future importance of any one or more of our customers. With that in mind, we continually seek to build a customer base that is sufficiently diverse so that our business is not materially dependent on any one or few customers. Our customer base, especially in the apparel industry, typically establishes large private-label manufacturing programs for which we are frequently named as an “approved supplier” of EAS source tagging solutions. This private label manufacturing trend is generating the need for us to position distribution and/or manufacturing facilities in strategic countries to facilitate the supply of our products to the manufacturers at the lowest possible cost and meet demand for prompt delivery schedules.

The DualTag™was originally concentrated in the multimedia marketplace. This market is experiencing some reduction at retail due to the trend of making purchases via the Internet; however, we have found that the OTC drug and food supplement market has a need to use our technology as well as the potential future need for our proposed new Triple Tag TM that includes RFID. This market demand stems from the major retailers in this segment having installed a roughly even split of both RF and AM technologies. We are promoting our solutions to the brand owners and their related packaging companies.

We also promote DualTag™ directly to packagers and brand owners that have made a commitment to the retail market to provide source-tagged merchandise, but due to the split in technology use, find it necessary to apply two labels to most or all of their production.  DualTag™ achieves the same level of compliance more efficiently and can be applied more quickly, therefore providing operational savings to this sector.

Other solutions, such as our Grocery Label, began via direct sales and in-store applications; therefore, we had direct sales efforts with the individual store manager to promote the use of our solution. This has evolved as our solution became a commodity and is now sold via the retailer's distribution company.  Our Grocery Label or GSL has spawned an offshoot product that is similar in design and can be applied by the retailer directly to packaged goods.  Currently, our General Merchandise Label or GML is being used on a variety of goods that include home décor, bedding, fragrances and other packaged goods, as well as shoes in a variety of retail formats.

Technology: Intellectual Property

As of May 1, 2008, KMA (Canada) owned or was the assignee of active patents issued by the U.S. Patent and Trademark Office (as well as corresponding foreign patents granted in Germany, Spain, France, Italy, Netherlands, United Kingdom and Mexico). These patents relate to a sew-on security label, which anticipates and incorporates RFID technology, and improvements and the manufacturing process thereof. KMA (Canada) also has recently been granted a patent from the US Patent and Trademark Office, concerning our DualTag™ product. Corresponding foreign patent applications in Mexico, Germany, Spain, France, Italy, Netherlands, United Kingdom and Canada relating to the dual technology EAS label and high speed process, which anticipates and incorporates RFID technology, and improvements thereof continue in process. Despite achieving the recent milestone with the USPTO, there can be no assurance that further patents will be issued to KMA (Canada) on any of its pending applications.

The majority of our revenues are derived from products or technologies which are patented,; however, there can be no assurance that a competitor could not develop products comparable to those of the Company. Although, the patent protection of our technologies is an important aspect of our business and future growth opportunities, the Company's distinct competitive advantage is based on our extensive manufacturing experience and know-how of current and developing EAS technology.

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

Employees

As of May 15 2008, Jeffrey D. Reid, William Randal Fisher, Normand Nowlan, Laura Wilkes and Scott Dixon are the only employees of the Company, and KMA (Canada) and KMA Global Solutions (Hong Kong) Ltd. combined had sixteen full-time personnel.

Seven of the latter individuals are full-time employees located in Mississauga, Ontario, Canada, and the remaining nine are full-time employees located in Hong Kong.

Upon our establishment of U.S.-based operations and the relocation of our headquarters to the United States, the Company anticipates hiring additional employees in a variety of roles, as the business expands.

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

Item 2.    DESCRIPTION OF PROPERTY.

The Company presently leases as its executive office, on premises of approximately 11,530 square feet, located at 5570 Kennedy Road, Mississauga, Ontario, Canada. The three-year lease term, commenced November 1, 2005, and expires October 31, 2008 at an approximate rent of $8,500 per month. The Company is given a right of renewal under the lease for an additional two years under the same terms and conditions (except for rights of renewal and the existing rental rate, which shall be renegotiated in accordance with contemporary market rates). The facility in Mississauga has adequate insurance coverage. On March 15, 2007, the Company leased a 5467 square foot facility in Hong Kong for manufacturing. Monthly rent is approximately $6,800 per month and on May 1, 2007, the Company also leased a three-bedroom apartment in Hong Kong as a less expensive alternative to frequent hotel stays for visiting management.  Monthly rent is approximately $3,462.  The current lease term for this property expires on April 30, 2009.

Item 3.    LEGAL PROCEEDINGS.

The Company is unaware of any pending legal proceedings against it or any of its directors, officers, affiliates or beneficial owners of more than five percent (5%) of any class of voting securities.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2007 Annual Meeting of Stockholders (the “Annual Meeting”) was held on December 5, 2007.  Represented at the Annual Meeting, either in person or by proxy, were 38,022,756 voting shares. The following actions were taken by a vote of the Company’s stockholders at the Annual Meeting:

Messrs. Jeffrey D. Reid, Daniel K. Foster, and Michael McBride were elected to serve as members of the Company’s Board of Directors each receiving 37,974,161votes in favor of election, and 48,595 votes against.

The appointment of McGovern, Hurley, Cunningham, LLP to serve as the Company’s independent auditors for its fiscal year ending January 31, 2008 was ratified; 38,022,756 votes were cast for the ratification; 0 votes were cast against the ratification; and there were 0 abstentions. There were no broker non-votes.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is quoted for trading on the Over The Counter Bulletin Board. Prior to the Company's merger with Espo's, Espo's common stock traded under the symbol “EPOL”. Effective on March 27, 2006, the symbol was changed to “KMAG.”

The following tables set forth the quarterly high and low daily bids for our Common Stock as reported by Over the Counter Bulletin Board for the shares of Common Stock issued by the Company beginning with the quarter ended April 30, 2006. Historical information with respect to Espo's common stock prices is not relevant as to the Company's stock price due to the substantial change to the business of the Company post-merger. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. It should be noted that the prices listed for the Common Stock may not be a reliable indicator of their value due to the fact that the Pink Sheets have no listing standards and the volume of sales for shares of Common Stock has been inconsistent since they commenced trading.

	High	Low
Quarter ended January 31, 2008	$0.40	$0.08
Quarter ended October 31, 2007	$0.52	$0.30
Quarter ended July 31, 2007	$1.36	$0.52
Quarter ended April 30, 2007	$1.05	$0.29
Quarter ended January 31, 2007	$0.55	$0.11
Quarter ended October 31, 2006	$3.05	$0.10
Quarter ended July 31, 2006	$4.53	$3.00
Quarter ended April 30, 2006	$5.00	$3.75

Our stock price at the close of the market on May 15, 2008, was $0.08.

Holders

As of May 15, 2008, there were 18 holders of record of Common Stock, of which certain holders of record are entities that hold on behalf of beneficial owners. No shares of Preferred Stock are issued or outstanding.

Dividends

No cash dividends have been declared on our Common Stock. The declaration of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of cash dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of May 15, 2008 concerning securities that are authorized under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	$0	1,500,000
Total	0	$0	1,500,000

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

1)
On June 16, 2006, the Company issued 25,000 shares of our common stock with a deemed value of Cdn $0.50 per share to ZA Consulting Inc. in exchange for investor relation services provided by a consulting company for KMA.

2)	On October 20, 2006, the Company issued 150,000 shares of our common stock with a deemed value of USD $0.19 per share to Xnergy, LLC in exchange for consulting services.

3)	On November 18, the Company issued 71,429 shares of our common stock with a deemed value of USD $0.14 per share to Xnergy, LLC in exchange for business and financial advisor services.

4)	On December 12, 2006, the Company issued 360,000 shares of our common stock with a deemed value of USD $0.12 per share to Jeffrey Zeldin in exchange for consulting services.

5)	On December 12, 2006, the Company issued 300,000 shares of our common stock with a deemed value of USD $0.12 per share to Stuart Vandersluis in exchange for technical consulting services.

6)	On December 13, 2006 the Company issued 59,701 shares of our common stock with a deemed value of USD $0.1675 per share to Xnergy, LLC in exchange for business and financial advisor services.

7)	On January 11, 2007, the Company issued 57,471 shares of our common stock with a deemed value of USD $0.174 per share to Xnergy, LLC in exchange for business and financial advisor services.

8)	On January 19, 2007, the Company issued 1,000,000 shares of our common stock with a deemed value of USD $0.20 per share Corbitt Rockwell in exchange for consulting services.

9)	On February 12, 2007, the Company issued 18,727 shares of our common stock with a deemed value of $0.534 per share to Xnergy, LLC in exchange for business and financial advisor services.

In addition, on January 31, 2007, the Company sold 10,000,000 shares of our common stock for a purchase price of  $1,000,000 ($0.10 per share), payable $500,000 on January 31, 2007 and $500,000 within thirty days after the effectiveness of this registration statement.  The purchasers of the shares also received warrants to acquire an additional 10,000,000 shares of our common stock at an exercise price of $0.20 per share.  Incendia Management Group Inc., as agent for the investors, received a fee of 10% of 1,000,000 shares of our common stock and warrants to acquire 1,000,000 shares of our common stock at an exercise price of $0.20 per share.  In connection with the sales, each of the Selling Stockholders represented and warranted to the Company that the Selling Stockholder: (1) is an “accredited investor” as that term is defined in Rule 501(a)(3) of Regulation D; and (2) is not a U.S. Person as defined in Rule 402 of Regulation S.  As such, the sales of the shares of our common stock were exempt from registration under the 1933 Act pursuant to Regulation S.

On September 21, 2007, KMA International agreed to issue 8,000,000 shares of common stock at $0.25 per share in connection with a private offering. The purchase price of the shares is $2,000,000 which will be paid as follows: (i) $200,000 shall be due upon the filing of the registration statement; (ii)  a payment of $600,000 shall be due 60 days after the effective date of the registration statement; (iii) an additional payment of $600,000 shall be due 90 days after the effective date of the registration statement; and (iv) a final payment is due 120 days after the effective date of the registration statement. As of January 31,2008, the company received $200,000 and recorded $1,800,000 as a subscription receivable.  The purchasers of the shares also will receive warrants to acquire an additional 8,000,000 shares of common stock at an exercise price of $0.30 per share for a period of 2 years.  The agent for the investors received a fee of 1,400,000 shares of common stock at $0.43 per share and warrants to acquire 1,400,000 of common stock at an exercise price of $0.30 per share for a period of 2 years.  Please see Item 8B for more information regarding this transaction.

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

OVERVIEW

KMA Global Solutions International, Inc., through our operating subsidiaries, KMA Global Solutions Inc. (“KMA (Canada)”), a corporation formed in April 1996 under the laws of the Province of Ontario, and KMA Global Solutions (Hong Kong) Ltd., is an innovator and internationally recognized leader in the Electronic Article Surveillance (“EAS”) market. We serve a diverse and geographically dispersed customer base consisting predominantly of retailer suppliers, branded apparel, multimedia,  pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft.  The retail industry generally refers to these losses as “inventory shrinkage” or “shrink”.  On average, shrink represents nearly 2% of a retailer's revenue and can often be much more.  According to “The Global Retail Theft Barometer”, worldwide retail losses due to shrinkage are a problem estimated to exceed $108 Billion USD, including the cost of prevention. The Company has developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture its tags at high speeds and deliver its products on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical and health supplement industries.

The Company is engaged in the supply of EAS solutions (including the Company's NEXTag™ and DualTag™, GSL and GML products), focusing on providing generic and customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries. We will grow by concentrating on executing a strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of EAS tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The capital needed to fund our growth has been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

The Company was formed on March 9, 2006 under the laws of the State of Nevada, and is organized as a holding company structure, with KMA (Canada), KMA Global Solutions, LLC (“KMA LLC”), a Nevada limited liability company, and KMA Global Solutions (Hong Kong) as wholly-owned subsidiaries. On March 10, 2006, we entered into a merger agreement with Espo's Ltd. (“Espo's”), a corporation incorporated under the laws of the State of New York on September 7, 2001, in which the Company was the surviving corporation. Pursuant to the merger, the Company issued 1,700,000 shares of its common stock to KMA LLC.

On March 15, 2006, we entered into an acquisition agreement with KMA (Canada) whereby we purchased from the remaining shareholders of KMA (Canada) an aggregate amount of 314,400 common shares in exchange for 1,179,000 common shares of KMA International. Through these series of transactions, the Company acquired, directly or indirectly, 100% of the issued and outstanding shares of KMA (Canada).

Part of the Company's expansion plan included relocating part of our existing manufacturing capacity from our Canadian operation to the new facility in Hong Kong, a step completed during the course of the past year.  Future expansion plans may include adding further manufacturing capacity in India and Mexico, and expanding our sales operation to include Europe and Asia, as well as relocating our headquarters from Ontario, Canada to a strategically located US city.

The use of EAS systems in the retail environment continues to generate significant cost savings for retailers. Our management believes that the extremely competitive retail environment, and the Company's low cost solutions relative to other EAS suppliers, places us in a favorable position for the future. The addition of new high-speed high volume equipment late in the year has proven successful in driving costs of production lower and may enable the Company to capture a larger share of the EAS market. With the completion of the implementation of new production equipment, we plan to open production facilities in high-demand locations, thus shortening supply lines on raw materials, and reducing operating costs through efficiencies, and shipping costs for finished goods. We anticipate increased demand for our products in international as well as North American markets. Management's ongoing strategy includes implementing process improvements to reduce costs in all of our manufacturing facilities, re-deploying assets to balance production capacity with customer demand, and seeking to expand our production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

RESULTS OF OPERATIONS

Sales

The Company's sales decreased $1,753,278 or 26.4% to $4,877,606, for the twelve months ended January 31, 2008, compared to $6,630,884 for the twelve months ending January 31, 2007.  There was significant weakness in the order rate from the apparel EAS label market, particularly in the fourth quarter, which seemed to reflect the weakness in the retail market in general.  A significant number of orders were cancelled or postponed, again in the fourth quarter, as retailers made adjustments to their product orders in an effort to manage their inventory levels, all of which directly impacted our own incoming order rate.  In addition, there was a continued drop in demand for the DualTag™ in the DVD product segment as the decline affecting that retail segment continued.  Growth in orders for the DualTag™ from other sectors such as OTC and Electronic Accessories showed a good deal of positive movement late in the year, however not nearly enough to offset the impact of other sectors.   We do expect the growth in these latter sectors to carry into the next period.

Domestic sales, principally comprising revenues generated in and for North America amounted to $2,285,548, a 39% decrease over the previous year, largely due to the shift of apparel based sales to our Hong Kong subsidiary.  Offshore sales, which for the most part consist of those generated from our Asian offices, consisted of $2,592,058, representing a 9.7% decrease from a year earlier, reflecting a loss of continuity between ending our agency agreement with our former representative, and the functional startup of our Hong Kong facility as an operating entity.

The bulk of apparel products sold through retail around the world are now produced in Asia.  Historically, KMA produced its sewn-in apparel protection products at our factory in Canada, and shipped it overseas.  Our Asian interests were represented by a Hong Kong based agency.

After a great deal of study, coupled with growing challenges with our Hong Kong agent, we made a pivotal strategic decision concerning this important market and ultimately decided that KMA needed to represent its own interests in the Asian market in order to improve our competitive position, shorten our supply lines, establish a direct relationship with our customers, and ultimately position our business to grow in concert with the market potential in the years to come.  We opened KMA (Hong Kong) in May 2007, initially as a warehousing and distribution facility, and then over the remainder of the year, began to hire and train our own production, sales and customer service staff, while at the same time, ending our long-term arrangement with our Hong Kong based agent.

As our Hong Kong facility is now fully operational, we believe that we are better positioned to respond to the apparel sector of retail as it finds its new footing, and we can now move forward with larger and more diverse programs that we anticipate will deliver increased sales revenue during our new fiscal year.  We are well along with establishing direct relationships with the thousands of apparel manufacturers located throughout Asia and have begun to supply many of those that participate in EAS programs, both large and small.

Sales of KMA’s patented NEXTagTM sew-in EAS label declined by 37% to $2,312,837 in the year ended January 31, 2008 as compared to $3,695,245 in the year ended January 31, 2007, as a result of the softening of the apparel market during our fourth quarter of the year.

KMA’s DualTag™ business is based in supplying the only patented, dual-technology, self-adhesive label in the industry, containing the base elements of the two most popular EAS technologies in use today.  By providing both technologies on a single label, KMA enables manufacturers and their packagers to tag their entire production with one DualTag™, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped.  Without DualTag™, manufacturers traditionally find it necessary to maintain multiple inventories based on whichever label technology was applied to a particular package, in order to comply with their retail customers’ requirements. During the past year we also responded to a market need by diversifying our DualTag™ line by introducing a non-adhesive, insertable cardstock version of the DualTag™ which can be placed inside of a product package either with other literature or the product itself.  We have also completed the necessary advance planning that will allow the incorporation of RFID into the DualTag™ product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

During fiscal 2008, our DualTag™ business achieved both encouraging gains as breakthroughs were realized in new areas such as the nutriceutical and pharmaceutical over-the-counter (OTC) markets, but also sustained some difficult setbacks as cost-cutting measures put in place by customers in the weakening DVD and Electronic games sector had an impact on KMA’s product sales into that segment.  The loss of this significant channel resulted in an overall drop in DualTag™ sales versus the previous year, with revenues in the year ending January 31, 2008 of $1,814,038, versus $1,924,717 in the same period ending January 31, 2007, as the newly opened segments were not mature enough to offset the sudden and unexpected loss represented by what had been our largest DualTag market.

The balance of our DualTag™ business (net of multi media) showed encouraging growth, a trend that we expect to continue as new markets come on line.  We feel that this is ongoing evidence of the viability of the DualTag as a growth engine, bolstering confidence that it will continue to help to propel KMA’s future.

Gross Profit

Gross profit was $1,205,887 or 24.7% of sales for the year ending January 31, 2008, compared with $1,288,305 or 19.4% for the year ending January 31, 2007.  Although slightly lower in absolute dollars as a result of the softer sales results, this area clearly showed a dramatic improvement as a percentage of sales and provides evidence of the successful progress of our ongoing cost reduction program.

Management is committed to an ongoing strategy that focuses on continually improving profits through process and purchasing improvements to reduce costs in manufacturing and by locating manufacturing sites closer to our customer base to eliminate freight costs.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3,062,286 in the year ending January 31, 2008, compared with $2,385,405 for the previous year, which ended January 31, 2007.  SG&A expenses, expressed as a percent of sales, were 62.7% compared to 36% for the twelve months ended January 31, 2007.

The increase in the ratio of SG&A expenses to sales is primarily due to: (i) reduction in sales revenue; (ii) increase in wages and benefits; (iii) accounting, audit, legal, and consulting fees associated with SEC filing requirements; and (iv) occupancy costs and other expenses associated with establishing our new Hong Kong facility. These higher expenses were offset to some degree through lower Marketing and Promotion expense.

Operating Income (Loss)

Operating loss before taxes was $1,856,399 or 38.1% for the year ended January 31, 2008, compared with an operating loss before taxes of $1,097,100 or 16.5% the previous year, which ended January 31, 2007.

Taxes on Income

The Company experienced an operating loss for the year and therefore recognized a future tax benefit of $592,122 which has been offset by a valuation allowance of $592,122 for the twelve months ended January 31, 2008 versus a future tax benefit of $360,697 in the year ending January 31, 2007.  The effective income tax rates of the future tax provisions for the twelve months ended January 31, 2008 was 31.9. For the same period in 2007, the effective rate was 32.9%.  The statutory income tax rate going forward for the Company, with all of its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates.

Liquidity and Capital Resources

The table below represents summary cash flow information for the twelve months ended January 31, 2008 indicated:

	Twelve Months ended January 31,
	2008	2007
Net cash from operating activities	(1,171,841)	(622,804)
Net cash from investing activities	(509,056))	(35,102)
Net cash from financing activities	1,940,414	526,221
Effect of currency translation adjustments	(209,078)	27,668
Total change in cash and cash equivalents	50,439	(104,017)

Overview. The Company had, for the twelve months ended January 31, 2008, current liabilities of $1,222,155 and current assets of $579,092. Management believes that the Company will generate sufficient cash from its operating activities for the foreseeable future, supplemented by an anticipated infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings. The infusion of capital is expected to come from the sale of treasury stock and/or newly issued shares of common stock to investors in the public capital markets.

Operating Activities. Cash flow from operating activities for the twelve months ended January 31, 2008 resulted in a negative cash flow of $1,171,841, as compared to the twelve-month period ended January 31, 2007, which saw a negative cash flow of $622,804.  In the twelve months ended January 31, 2008, the net loss, as adjusted for amortization, shares issued for services provided and future income taxes, resulted in a negative cash flow of $1,704,170 and with changes in non-cash working capital of $532,329 our cash flows from operating activities decreased by $1,171,841. During the twelve months ended January 31, 2007, the net income, as adjusted for amortization and future income taxes, resulted in a negative cash flow of $855,348, together with changes in non-cash working capital of $232,544, resulted in a negative cash flow from operating activities of $622,804. The variances in cash flow from operations between twelve months ended January 31, 2008 and January 31, 2007 are primarily the result of changes in income/loss before taxes, accounts receivable, prepaid expense and accounts payable. Accounts Receivable for the company decreased $239,800 through the twelve months period ended January 31, 2008 as compared to an increase of $223,134 for the twelve months ended January 31, 2007. This difference is a result of timing of sales. Accounts payable and accrued liabilities for the Company decreased by $79,334 through the twelve months period ended January 31, 2008 as compared to Accounts payable and accrued liabilities increase of $268,700 in the twelve months ended January 31, 2007. This decrease in accounts payable is due primarily to non-recurring costs in the prior year. Our prepaid expenses decreased by $47,774 for the twelve months ended January 31, 2007 and we experienced a $265,029 decrease for the twelve months ended January 31, 2008. The difference between the years is primarily the result of prepaid consulting fees at the end of January 31, 2007 were fully expensed by January 31, 2008.

Financing Activities. The Company's cash flow from financing activities for the twelve months ended January 31, 2008 amounted to $1,940,414, primarily as a result of an issuance of capital stock in the amount of $700,000, and the exercise of warrants resulting in a further increase of $1,270,000, .By comparison, in the twelve months ended January 31, 2007 the Company experienced an increase as a result of the issuance of capital stock in the amount of $487,485 and an increase in advances from shareholders of $90,202, resulting in a net cash flow from financing activities of $526,221.

Investing Activities. In the twelve months ended January 31, 2008 the Company experienced a decrease in cash flow from investing activities of $509,056. This was due to an increase in purchase of equipment and patents $308,853 along with deposits on equipment and patents of $200,203. By comparison in the twelve months ended January 31, 2007, the Company experienced an decrease in cash flow from investing activities of $35,102, in large part due to an increase on the purchase of equipment and patents that amounted to $259,247 and an decrease in deposits on equipment and patents which amounted to $173,084.

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

DESCRIPTION OF THE BUSINESS AND GOING CONCERN

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended January 31, 2008, the Company had a net loss of $1,856,399 as compared to a net loss of $736,403 for the year ended January 31, 2007.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, grow sales of its products and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the liabilities and future cash commitments.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; and, recruiting and hiring, management and industry specialists.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company, which is incorporated in the United States, and its wholly owned subsidiaries, KMA Global Solutions Inc., which is incorporated in Canada under the Ontario Business Corporations Act and KMA Global Solutions (Hong Kong) Ltd., which is incorporated in Hong Kong.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers: (1) current economic trends; (2) changes in customer demand for the Company's products; and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the twelve months ended January 31, 2008 and 2007, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at January 31, 2008 was $84,045, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at January 31, 2008 was $111,683 for finished goods and $191,251 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at January 31, 2008.

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

Item 7.    FINANCIAL STATEMENTS.

The report of our independent auditor and our financial statements are included in pages F-1 through F-20.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.    CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of January 31, 2008, (the end of the period covered by this Annual Report on Form 10-KSB).  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13(a)-15(f) and 15d-15(f) under the Securities Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).  Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions involving our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008.  In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the three months ended January 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    OTHER INFORMATION.

As previously disclosed, on September 21, 2007, KMA International issued 8,000,000 shares of common stock at $0.25 per share in connection with a private offering (the “Transaction”). The purchase price of the shares is $2,000,000, which was to be paid as follows: (i) $200,000 upon the filing of the registration statement; (ii) a payment of $600,000 within 60 days after the effective date of the registration statement; (iii) an additional payment of $600,000 within 90 days after the effective date of the registration statement; and (iv) a final payment within 120 days after the effective date of the registration statement. As of January 31, 2008, the Company received $200,000 and recorded $1,800,000 as a subscription receivable.  In addition to the shares of common stock, the purchasers of the shares received warrants to acquire an additional 8,000,000 shares of common stock at an exercise price of $0.30 per share for a period of 2 years.  The agent for the investors received a fee of 1,400,000 shares of common stock at $0.43 per share and warrants to acquire 1,400,000 of common stock at an exercise price of $0.30 per share for a period of 2 years. Deferred share issue costs of $50,000 were charged to additional paid-in capital on this transaction.

On March 21, 2008, the Company and the purchasers involved in the Transaction entered into the Settlement Agreement and Mutual Release (the “Agreement”), which rescinded the Transaction.  As a result, the purchasers returned the shares of common stock and warrant certificates acquired in the Transaction.  In order to repay the proceeds received in connection with the Transaction, the Company issued a promissory note to the purchasers in an amount of $200,000, which accrues interest at six percent per annum (the “Note”).  All summaries and descriptions of the Agreement and Note set forth above are qualified in their entirety by the documents themselves, which are filed as Exhibit 10.13 to this Report on Form 10-KSB.

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position	Period of Service as a Director
Jeffrey D. Reid	49	Chief Executive Officer, President and Chairman of the Board of Directors	March 2006 to Present
William R. Fisher RandaFisher	48	Secretary/Treasurer	N/A
Laura Wilkes	49	President, KMA Global Solutions (Hong Kong)Kong) Ltd.	N/A
Normand Nowlan	52	Vice President of Operations for KMA (Canada)	N/A
Scott Dixon	51	President KMA (Canada)	N/A
Michael McBride	52	Director	March 2006 to Present
Daniel K. Foster	56	Director	October 2007 to Present

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company is as follows:

Jeffrey D. Reid, has been the Chief Executive Officer of KMA (Canada) since its inception in 1996. Mr. Reid became President, Chief Executive Officer and Chairman of the Board of the Company in March 2006. Mr. Reid has over 20 years of experience in manufacturing in China and North America, and marketing and sales in the North American and European markets. Prior to joining KMA (Canada), he owned and operated Lux Trading Company Limited prior to which he was General Manager of Avon Sportswear. Mr. Reid holds a Bachelor of Commerce from the University of Windsor, Ontario.

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

Laura Wilkes, President, KMA Global Solutions (Hong Kong) Ltd., is responsible for leadership of the Company’s operations and sales team in Hong Kong and the distributor network in Asia, including strategic planning, business development, and ongoing improvement of operations. Mrs. Wilkes has over 25 years of varied operational experience to the company, and previously served as a Plant Controller with Kellogg Canada.

Normand Nowlan, Vice President of Operations, joined the Company’s executive team as Vice President, Operations in May of 2006.  Normand comes directly to the Company from the Canadian discount icon, SAAN Stores Ltd, where he gained more than 30 years of retail experience, much of it spent in the executive ranks leading such functional departments as Operations and Business Development.  His experience and broad knowledge of the retail landscape throughout North America will prove invaluable to the Company as we execute our strategic plans for growth.

Scott Dixon, has been the President of KMA (Canada) since May of 2007.  He previously served as Vice President of Business Development after joining the Company in April of 2006. He has a history of leading subsidiary operations of multinational corporations into new markets and brings to the Company more than 25 years of EAS expertise specializing in retail loss prevention and source-tagging to prevent theft and inventory loss.  From 2004 until 2005, he was Vice President and General Manager of Novar Controls Ltd., where he led the launch of a new division: Novar Integrated Security Services.  Novar Controls was subsequently acquired by Honeywell.  Prior to his term at Novar, Mr. Dixon was Vice President and General Manager of ADT Security Services Canada Ltd., following the acquisition of Sensormatic Canada by Tyco Fire and Security, the continuation of a role that began in 1990 as President & Managing Director of Sensormatic Canada Inc.

Michael McBride was elected Director of the Company in March 2006. Mr. McBride is a member in good standing of the Law Society of Upper Canada and has practiced in the area of general corporate and real estate law as a partner in the law firm McBride Wallace Laurent & Cord LLP since 1982.

Daniel K. Foster was appointed a director of the Company on October 24, 2007. Mr. Foster is a chartered accountant with over 30 years experience in public accounting, industry and investment management.  For the past five years Mr. Foster has been the Investment Manager for a Canadian pension fund located in Toronto, Ontario.  Mr. Foster holds a Bachelor of Commerce from the University of Toronto and is a member in good standing of the Institute of Chartered Accountants of Ontario and the Pension Investment Association of Canada.

Except as noted above, no director, officer or affiliate of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or subject to any order, judgment, or decree involving the violation of any state or federal securities laws.

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

Audit Committee

The Company currently does not have any standing committees.  The entire Board of Directors acts as the Company’s audit committee. The audit committee does not have a charter. Additionally, we do not have an audit committee financial expert serving on our audit committee.  Based upon current NASDAQ Marketplace Rules, which the Company voluntarily applies, Mr. Foster qualifies as an “audit committee financial expert” for purposes of SEC rules, adopted pursuant to the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors and executive officers and the beneficial owners of more than 10% of the Company’s registered equity securities (the reporting persons) file with the Securities and Exchange Commission (SEC) initial reports of, and subsequent reports of changes in, their beneficial ownership of the Company’s equity securities. The reporting persons are required to furnish us with copies of all such Section 16(a) reports. Based solely on our review of the copies of such Section 16(a) reports and written representations from certain reporting persons furnished to us, none of our reporting persons have complied with their Section 16(a) filing requirements due to the fact that none of the required parties filed their respective Form 3 during fiscal year 2008.  The Company is undertaking to get a Form 3 for each party filed as soon as possible.

Code of Ethics

The Company has a Code of Ethics that applies to all Company employees, including its Chief Executive Officer, as well as members of the Board of Directors.  The Code of Ethics was filed as Exhibit 14 to the Company’s 10-KSB filed with Securities and Exchange Commission on May 1, 2007.  The Company will post any changes to the Code of Ethics on its website.

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

Item 10.    EXECUTIVE COMPENSATION.

Compensation of Directors

Directors serve without compensation and there are no standard or other arrangements for their compensation.

Employment Agreements of Executive Officers

Jeffrey D. Reid entered into an employment agreement as Chief Executive Officer reporting to the Board of Directors of the Company as of March 9, 2006. Mr. Reid's contract is a renewable three year contract and provides for annual remuneration of $200,000, exclusive of bonuses, benefits and other compensation. Mr. Reid will be entitled to earn up to 100,000 options per year subject to meeting certain objectives and milestones to be determined once a company stock option plan has been established. The milestones required for Mr. Reid to receive cash bonuses revolve around Company top-line revenue targets. Mr. Reid will be entitled to a $50,000 cash bonus if sales of $25 million are achieved in any year, a $100,000 cash bonus if sales of $40 Million are achieved in any year, and $150,000 cash bonus if sales of $65 Million are achieved in any year. Benefits specifically refer to a package which includes medical and life insurance. Other compensation refers to the use of a Company vehicle as well as stock options if applicable. Mr. Reid has entered into a non-competition agreement and non-solicitation agreement which extend for a period of one year following the termination of his employment with the Company. Mr. Reid is subject to termination provisions commensurate with his position which includes a severance of not less than two years' salary upon termination of his employment with the company.  Mr. Reid's contract does not contemplate “change in control” benefits. For the 2008 fiscal year, Mr. Reid agreed to reduce his salary to $150,000 and for the first quarter of fiscal 2009 Mr. Reid waived his salary. Mr. Reid is currently renegotiating the terms of his employment to an incentive based plan, which will be reflective of the operational success of the Company.

Laura Wilkes entered into an employment agreement as the Chief Operating Officer of KMA Canada as of August 1, 2005.  Ms. Wilkes contract provides for annual remuneration of $150,000, exclusive of bonuses, benefits and other compensation, which includes a car allowance.  Ms. Wilkes has entered into a non-competition agreement and non-solicitation agreement which extend for a period of two years following the termination of her employment with the Company. Ms. Wilkes is subject to termination provisions commensurate with her position which includes a severance of not less than one year’s salary upon termination of her employment with the company.  Ms. Wilkes contract does not contemplate “change in control” benefits. For the first quarter of fiscal 2009, Ms. Wilkes waived her salary. Ms. Wilkes is currently renegotiating the terms of her employment to an incentive based plan, which will be reflective of the operational success of the Company.

Normand Nowlan entered into an employment agreement as the Vice President of Operations and General Manager of KMA Canada as of May 29, 2006. While Vice President of Operations and General Manager, Mr. Nowlan's contract provides for annual remuneration of $200,000, exclusive of bonuses, benefits and other compensation, which includes the use of a Company vehicle. Mr. Nowlan will be entitled to earn up to 100,000 options per year subject to meeting certain objectives and milestones to be determined once a company stock option plan has been established. Mr. Nowlan has entered into a non-competition agreement and non-solicitation agreement which extend for a period of two years and one year, respectively, following the termination of his employment with the Company.  Mr. Nolan resigned his position in August 2007 and gave the Company five months notice, which ended January 31, 2008.  Since that time Mr. Nowlan is providing services to the Company under a consulting contract.

Messrs. Fisher and Dixon are employed at will and have not entered into an employment agreement with the Company.

Other than described above, there are no other employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director or executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person's responsibilities following a change in control of the Company.

There are no agreements or understandings for any Director or executive officer to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

On July 2, 2007, the Board of Directors approved the KMA Global Solutions International, Inc. 2007 Stock Incentive Plan (the “Plan”).  The Plan provides for various types of equity awards that may be made to employees, directors, and consultants.  As of May 15, 2008, we have not issued or granted any equity awards under the Plan.

The following Summary Compensation Table presents, for the applicable period, certain information regarding the compensation arrangements with respect to the Company’s Named Executive Officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Years	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jeffrey D. Reid, Chief Executive Officer and President (principal executive officer)	2008 2007	207,586 105,811	--------	--------	--------	--------	--------	10,477 (1) 9,415 (1)	218,063 115,226
Laura Wilkes, President of KMA Global Solutions (Hong Kong) Ltd.	2008 2007	175,998 105,811	--------	--------	--------	--------	--------	6,148 (2) 8,459 (2)	182,146 114,270
Normand Nolan, Vice President of Operations for KMA (Canada)	2008 2007	199,243 96,993	--------	--------	--------	--------	--------	19,243 (1) 10,009 (1)	218,486 107,002
Scott Dixon, President of KMA (Canada)	2008 2007	114,149 107,465	--------	--------	--------	--------	--------	43,833	157,982 107,465
(1)	This amount is comprised of a leased automobile and insurance payments.
(2)	This amount is comprised of an automobile allowance.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.

The table below shows the amount of our common stock beneficially owned by (a) each stockholder known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our directors and named executive officers and (c) all current directors and executive officers as a group. Unless otherwise stated, the address for each person and entity in the table is 5570A Kennedy Road, Mississauga, Ontario, Canada L4Z2A9.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned. The percentage of outstanding shares beneficially owned by each person is calculated based on the 67,333,319 outstanding shares of the Company’s common stock as of May 15, 2008, plus the shares that such person has the right to acquire as of May 15, 2008 or within 60 days thereafter upon the exercise of conversion rights and options, but excludes shares of common stock underlying options held by other persons. We are presenting ownership information as of May 15, 2008.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares (%)
Jeffrey D. Reid	21,760,000(1)	32.3%
Laura Wilkes	0	0
Normand Nowlan	0	0
Scott Dixon	8,000	0.01%
Michael McBride	92,500(2)	0.14%
Daniel K. Foster	25,000	0.04%
All directors and named executive officers as a group (6 individuals)	21,885,500 - jointly	32.49%
KMA Global Solutions, LLC	21,760,000	32.3%

(1) Jeffrey D. Reid, as the sole shareholder of KMA LLC, is the beneficial owner of 21,760,000 Exchangeable Shares, which pursuant to the Exchange Agreement between the
  Company and KMA LLC, are exchangeable into 21,760,000 shares of the Company.

(2) Includes 55,000 shares held by Kim McBride, Mr. Michael McBride's spouse.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,ANDDIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

As the Company’s securities are quoted on NASDAQ OTCBB, the Company applies the NASDAQ Marketplace Rules regarding the definition of “independence” for the members of the Board of Directors. Under the NASDAQ Marketplace Rules, directors Daniel K. Foster and Michael McBride qualify as “independent.”

Item 13.                      EXHIBITS

Exhibit No.	Exhibit Description
3.1
Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 9, 2006,which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

3.2
Amended and Restated Certificate of Incorporation of KMA Global Solutions International, Inc. filed March 27, 2006,which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

3.3
By-Laws of KMA Global Solutions International, Inc.,which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.1
Agreement and Plan of Reincorporation and Merger dated as of March 10, 2006 between Espo's, Ltd., and KMA Global Solutions International, Inc.,which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.2
Stock Purchase Agreement as of March 7, 2006, by and between Jeffrey R. Esposito, Kenneth C. Dollmann, certain shareholders of Espo's, Ltd., Jeffrey R. Esposito being designated under as their representative, Espo's, Ltd., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for the certain transferees of Espo's, Ltd. Common Stock, which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.3
Acquisition Agreement dated as of March 15, 2006 by, between and among KMA Global Solutions International, Inc., KMA Global Solutions, Inc., and 2095511 Ontario Limited., as representative of and agent under a power of attorney for certain stockholders of KMA Global Solutions, Inc., which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.4
Operating Agreement of March 9, 2006, by and among  KMA Global Solutions, LLC and KMA Global Solutions International, Inc., which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.5
Exchange and Support Agreement dated March 14, 2006 among KMA Global Solutions International, Inc., KMA Global Solutions, LLC, KMA Acquisition Exchangeco Inc., and certain registered holders from time to time of Exchangeable Shares issued by KMA Acquisition Exchangeco Inc, which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein..

10.6^
Employment Agreement between Jeffrey D. Reid and KMA Global Solutions International, Inc., which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.7
Offer to Lease between KMA Global Solutions, Inc. and Civic Investments Ltd. Dated October 6, 2005 for 5570A Kennedy Road, Mississauga, Ontario, which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.8
Equipment Lease (Contract No. 20491) dated March 18, 2005 between KMA Global Solutions, Inc. and Capital Underwriters Inc., which was filed with the Company's Amendment No. 1 to Form 10-SB with the Securities and Exchange Commission on April 18, 2006 and is incorporated herein.

10.9
Securities Purchase Agreement, dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders, which was filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on March 12, 2007 and is incorporated herein.

10.10
Registration Rights Agreement dated January 31, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders, which was filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on March 12, 2007 and is incorporated herein.

10.11
Securities Purchase Agreement, dated September 21, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders, which was filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 7, 2007 and is incorporated herein.

10.12
Registration Rights Agreement dated September 21, 2007, by and between KMA Global Solutions, Inc. and the selling stockholders, which was filed with the Company's Registration Statement on Form SB-2 with the Securities and Exchange Commission on November 7, 2007 and is incorporated herein.

10.13#	Settlement Agreement and Mutual Release, dated March 21, 2008, by and among KMA Global Solutions International, Inc., Incendia Management Group, Inc. and certain purchasers
14	Code of Ethics, which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on May 1, 2007 and is incorporated herein.
21#	Subsidiaries of the registrant
24#	Power of Attorney (included on signature page)
31#	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.
#	Filed herewith.
^	Management Contract or Compensatory Plan

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by McGovern, Hurley, Cunningham, LLP in connection with various audit and other services provided to us throughout fiscal years 2008 and 2007:

Service	2008 Aggregate Fees Billed ($)	2007 Aggregate Fees Billed ($)
Audit Fees	44,000	45,000
Audit-Related Fees	42,000	46,500
Tax Fees	5,000	2,500
All Other Fees	6,000
Total	$97,000	$93,000

“Audit Fees” include fees associated with the annual audits and our quarterly reviews. “Audit-Related Fees” include fees associated with assurance and related services related to the performance of the audit.  “Tax Fees” include fees associated with tax compliance, tax advice, and tax planning.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

June 4, 2008	By: /s/ Jeffrey D. Reid
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

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Reid	Chief Executive Officer,	June 4, 2008
Jeffrey D. Reid	President and Chairman of the Board of Directors

/s/ Michael McBride	Director	June 4, 2008
Michael McBride

/s/ Daniel K. Foster	Director	June 4, 2008
Daniel K. Foster

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.13	Settlement Agreement and Mutual Release, dated March 21, 2008, by and among KMA Global Solutions International, Inc., Incendia Management Group, Inc. and certain purchasers
21	Subsidiaries of the registrant
24	Power of Attorney (included on signature page)
31	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

(expressed in U.S. dollars)

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

(expressed in U.S. dollars)

INDEX	PAGE

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Income and Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to the Consolidated Financial Statements	F-6 – F-19

McGovern, Hurley, Cunningham, LLP
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
KMA Global Solutions International, Inc.

We have audited the accompanying consolidated balance sheets of KMA Global Solutions International, Inc. (the “Company”) as at January 31, 2008 and 2007 and the consolidated statements of income and deficit and cash flows for each of the years in the three-year period ended January 31, 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KMA Global Solutions International, Inc. as at January 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s operating losses and negative working capital raise doubt about its ability to continue as a going concern.  Note 1 also describes management’s plans to address these financial matters.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGOVERN, HURLEY, CUNNINGHAM, LLP

/s/ McGovern, Hurley, Cunningham, LLP

Chartered Accountants
Licensed Public Accountants

TORONTO, Canada
May 12, 2008

2005 Sheppard Avenue East, Suite 300, Toronto, Ontario, Canada, M2J 5B4
Telephone: (416) 496-1234  -  Fax: (416) 496-0125  -  E-Mail: info@mhc-ca.com  -  Website: www.mhc-ca.com

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-2
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31,
(expressed in U.S. dollars)

	2008 $	2007 $

ASSETS

CURRENT
Cash	73,149	22,710
Accounts receivable	84,045	287,701
Inventories (Note 3)	302,934	303,117
Prepaid expenses	118,964	340,210

TOTAL CURRENT ASSETS	579,092	953,738

DEPOSITS ON EQUIPMENT AND PATENTS	278,707	57,342

EQUIPMENT AND PATENTS (Note 4)	925,241	641,178

FUTURE INCOME TAXES (Note 5)	393,925	335,958

DEFERRED COSTS (Note 8(b))	-	212,404

	2,176,965	2,200,620

APPROVED ON BEHALF OF THE BOARD:

__________________________, Director

                                                            , Director

The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-3
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31,
(expressed in U.S. dollars)

	2008 $	2007 $

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	1,161,791	1,062,297
Unearned revenue	60,364	-
Current portion of capital lease obligation (Note 6)	-	55,804

TOTAL CURRENT LIABILITIES	1,222,155	1,118,101

ADVANCES FROM SHAREHOLDER (Note 7)	136,498	87,053

CAPITAL LEASE OBLIGATION (Note 6)	-	207

	1,358,653	1,205,361

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 8)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value, 175,000,000 shares authorized and 75,333,319 (2007 - 42,065,991)shares issued and outstanding	75,333	42,066

ADDITIONAL PAID-IN CAPITAL (Note 8)	4,845,029	729,098

SUBSCRIPTIONS RECEIVABLE (Note 8)	(2,730,000)	-

SHARES TO BE ISSUED (Note 8)	-	826,485

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 8)	(11,230)	51,031

WARRANTS (Note 9)	1,149,000	-

(DEFICIT) (Note 8)	(2,509,820)	(653,421)

	818,312	995,259

	2,176,965	2,200,620

The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-4
CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

	2008 $	2007 $	2006 $
SALES	4,877,606	6,630,884	6,503,864

COST OF SALES
Inventories, beginning of year	303,117	452,055	616,157
Purchases	3,671,536	5,193,641	4,924,606

	3,974,653	5,645,696	5,540,763
Less: Inventories, end of year	302,934	303,117	452,055
	3,671,719	5,342,579	5,088,708

GROSS MARGIN	1,205,887	1,288,305	1,415,156

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,062,286	2,385,405	1,305,298

(Loss) income before income taxes	(1,856,399)	(1,097,100)	109,858

Income taxes – future (Note 6)	-	(360,697)	14,676

NET (LOSS) INCOME FOR THE YEAR	(1,856,399)	(736,403)	95,182

(DEFICIT) RETAINED EARNINGS, beginning of year (Note 8)	(653,421)	2,982	(12,200)

(DEFICIT) RETAINED EARNINGS, end of year (Note 8)	(2,509,820)	(653,421)	82,982

(LOSS) INCOME PER SHARE

Basic	(0.03)	(0.02)	0.003

Diluted	(0.03)	(0.02)	0.003

Weighted average number of common shares	61,989,487	40,423,345	32,136,800

The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,
(expressed in U.S. dollars)

	2008 $	2007 $	2006 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income for the year	(1,856,399)	(736,403)	95,182
Adjustments for:
Amortization	145,729	95,089	74,472
Shares issued for services provided	6,500	146,663	-
Future income taxes	-	(360,697)	14,676
	(1,704,170)	(855,348)	184,330
Changes in non-cash working capital:
Decrease (increase) in accounts receivable	239,800	(223,134)	58,131
Decrease in inventories	49,687	139,204	207,251
Decrease (Increase) in prepaid expenses	265,029	47,774	(17,220)
(Decrease) increase in accounts payable and accrued liabilities	(79,334)	268,700	(328,819)
Increase in unearned revenue	57,147	-	-
	532,329	232,544	(80,657)

Cash flows from operating activities	(1,171,841)	(622,804)	103,673

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	700,000	487,485	-
Exercise of warrants	1,270,000	-	-
(Decrease) in capital lease obligation	(62,176)	(51,466)	(54,583)
Increase (decrease) in advances from shareholder	32,590	90,202	(4,335)
Cash flows from financing activities	1,940,414	526,221	(58,918)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in promissory note payable	-	-	265,325
Decrease in advances to shareholder	-	51,061	(48,105)
Purchase of equipment and patents	(308,853)	(259,247)	(60,202)
Deposits on equipment and patents	(200,203)	173,084	(82,025)
Cash flows from investing activities	(509,056)	(35,102)	74,993

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(209,078)	27,668	(34,906)

Increase (decrease) in cash	50,439	(104,017)	84,842
Cash, beginning of year	22,710	126,727	41,855
Cash, end of year	73,149	22,710	126,727

SUPPLEMENTAL INFORMATION:
Interest paid	11,088	16,319	24,959
Equipment acquired by capital lease	-	-	166,985
Shares issued as deferred costs	-	217,391	-
Issuance of common stock- subscriptions receivable	2,730,000	-	-

The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

1.         DESCRIPTION OF THE BUSINESS AND GOING CONCERN

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

The Company’s consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended January 31, 2008, the Company had a net loss of $1,856,399 (2007 -  $736,403).  Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional debt or equity financing, grow sales of its products and achieve profitable operations.  Management’s plan is to secure additional funds through future debt or equity financings.  Such financings may not be available or may not be available on reasonable terms to the Company.  The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of the current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the liabilities and future cash commitments.

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; and, recruiting and hiring, management and industry specialists.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Basis of Consolidation
These consolidated financial statements include the accounts of the Company, which is incorporated in the United States, and its wholly owned subsidiaries, KMA Global Solutions Inc., which is incorporated in Canada under the Ontario Business Corporations Act and KMA Global Solutions (Hong Kong) Ltd., which is incorporated in Hong Kong.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Equipment and Amortization
Equipment is stated at acquisition cost.  Amortization is provided over the assets' estimated useful lives on a straight-line basis over the following periods:

Equipment	5 to 10 years
Computer equipment	2 years
Office furniture	5 to 10 years
Equipment under capital lease	10 years
Leasehold improvements	2 to 3 years

Patents
Patents are stated at acquisition cost.  Amortization is provided on a straight-line basis over the term of each patent.  Intangible assets are reviewed for valuation on an annual basis.  When events and circumstances indicate that carrying amounts may not be recoverable, a writedown to fair value is charged to operations in the period that such a determination is made.

Impairment of Long-lived Assets
The Company recognizes an impairment loss on long-lived assets when their carrying value exceeds the total expected undiscounted cash flows from their use or disposition.  The Company’s long-lived assets are tested for impairment when an event or change in circumstances indicates that their carrying value may not be recoverable.

Research and Development Costs
All research and development costs, including costs of developing new products, changing existing products and production costs are expensed when incurred.  Investment tax credits earned on research and development activities are recorded as a reduction in the related expenses when there is reasonable assurance that the costs qualify and that collection is reasonably assured.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-8
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases
Leases have been classified as either capital or operating.  A lease which transfers substantially all of the benefits and risks incidental to the ownership of property is accounted for as if it were an acquisition of an asset and the incurrence of an obligation at the inception of the lease.  All other leases are accounted for as operating leases wherein rental payments are charged to operations as incurred.  Assets recorded under capital leases are amortized on a diminishing balance basis over their estimated useful lives.

Income Taxes
The Company uses the liability method to account for income taxes.  Future income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using tax rates substantially enacted at the balance sheet date.  The effect of changes in income tax rates on future income tax assets and liabilities is recognized in income in the period that the change becomes substantially enacted.  When the future realization of income taxes does not meet the test of being more likely than not to occur, a valuation allowance in the amount of the potential future benefit is taken and no asset is recognized.

Revenue Recognition
Revenue on products sold is recognized when all significant risks and rewards of ownership have passed to the customer which generally occurs at the time of shipment and collectibility is reasonably assured.

Advertising Costs
Advertising costs are expensed as incurred.

Earnings per Share
Basic earnings per share is based on the weighted average number of common shares outstanding for the year.  Diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and potentially dilutive securities.  As at January 31, 2008 and 2007, there were 9,400,000 potentially dilutive securities outstanding.

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-9
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

Foreign Currency Transactions
Assets and liabilities in foreign currencies have been translated at exchange rates in effect at January 31, 2008 and 2007; income and expenses at average exchange rates during the year.  Exchange gains or losses from such translation practises are reflected in the income statement.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 “Fair Value Measurement”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.  The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstance where the statement shall be applied retrospectively.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

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

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-10
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

3.         INVENTORIES

	January 31, 2008 $	January 31, 2007 $
Finished goods	111,683	117,702
Raw materials	191,251	185,415
	302,934	303,117

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-11
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

4.         EQUIPMENT AND PATENTS

	Cost $	Accumulated Amortization $	January 31, 2008 Net $
Equipment	1,591,033	846,725	744,308
Patents	95,170	27,931	67,239
Computer equipment	76,805	35,631	41,174
Leasehold improvements	75,339	17,726	57,613
Office furniture	20,595	5,688	14,907
	1,858,942	933,701	925,241

	Cost $	Accumulated Amortization $	January 31, 2007 Net $
Equipment	892,915	460,364	432,551
Equipment under capital lease	161,594	29,626	131,968
Patents	81,166	19,049	62,117
Computer equipment	36,379	24,549	11,830
Office furniture	4,720	2,008	2,712
	1,176,774	535,596	641,178

5.         INCOME TAXES

The reconciliation of the income tax provision, calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the consolidated financial statements, is as follows:

	January 31, 2008 $	January 31, 2007 $
Income tax provision at combined Canadian federal and provincial statutory rate of 36.12% (2007 - 36.12%)	(670,531)	(395,977)
Decrease due to:
Equipment and patents	52,637	13,648
Change in statutory tax rate	-	11,674
Other	25,772	9,958
Valuation allowance	592,122	-
	-	(360,697)

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-12
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

5.         INCOME TAXES (Continued)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	January 31, 2008 $	January 31, 2007 $
Future income tax assets: Losses carried forward	1,134,131	411,800
Future income tax liabilities: Equipment and patents	72,398	(75,842)
Valuation allowance	(812,604)	-
Future tax asset	393,925	335,958

The company has non-capital loss carry-forwards of $1,172,500 in Canada which expire through January 31, 2028 as follows:

	2009 $	2027 $	2028 $

Non-capital loss carry-forward	59,300	493,000	620,200

The Company has $1,611,200 of net operating loss carryforwards in the United States and $145,200 of net operating loss carryforwards in Hong Kong.

6.         OBLIGATIONS UNDER CAPITAL LEASE

The Company entered into a leasing agreement for equipment dated March 15, 2005.  The lease bears an effective rate of interest of 13.8% per annum, requires monthly payments of $5,893 Canadian dollars, and is secured by the equipment.  The capital lease was paid in full as of January 31, 2008.

7.         ADVANCES FROM SHAREHOLDERS

Advances from shareholders are non-interest bearing, are unsecured and have no fixed terms of repayment.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-13
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity – KMA Global Solutions Inc. (“KMA Canada”)
prior to reverse merger

	Common Shares $	Par Value $	Additional Paid-in Capital $	Comp. Income $	Accumulated Earnings $
January 31, 2006	32,136,800	-	461,901	43,547	82,982
Issuance of shares for consulting services	408,000	-	52,173	-	-
Issuance of shares for finder’s fee	1,700,000	-	217,391	-	-
March 15, 2006	34,244,800	-	731,465	43,547	82,982

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.

	Common Shares $	Par Value $	Additional Paid-in Capital $	Shares to be issued $	Comp. Income $	Accumulated Earnings/ (losses) $
January 31, 2006	4,920,250	4,920	166,421	-	-	(171,341)
Retired to treasury	(4,225,427)	(4,225)	4,225	-	-	-
17:1 share split	11,117,168	11,117	(11,117)	-	-	-
Issuance of shares in reverse merger	34,244,800	34,245	525,878	-	43,547	82,982
Accumulated deficit acquired in reverse merger	-	-	-	-	-	171,341
Retirement of shares	(5,344,800)	(5,345)	5,345	-	-	-
Issuance of replacement shares	1,179,000	1,179	(1,179)	-	-	-
Currency translation adjustment	-	-	-	-	4,601	-
Issuance of shares for investor relations services	25,000	25	11,025	-	-	-
Issuance of shares for consulting services (f)	150,000	150	28,500	-	-	-
Net loss January 31, 2007	-	-	-		-	(736,403)
January 31, 2007	42,065,991	42,066	729,098	-	48,148	(653,421)

Shares to be issued	6,742,175	-	-	826,485	2,883	-

	48,808,166	42,066	729,098	826,485	51,031	(653,421)

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-14
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

Continuity of Shareholders’ Equity - KMA Global Solutions International, Inc.

	Common Shares $	Par Value $	Additional Paid-in Capital $	Subscriptions Receivable $	Comp. Income $	Accumulated losses $
Issuance of shares for financing, net (i)	10,000,000	10,000	965,000	-	-	-
Warrant valuation allocation (i)	-	-	(346,000)	-	-	-
Issuance of shares for agent fees (i)	1,000,000	1,000	-	-	-	-
Issuance of agent warrants on financing (i)	-	-	(90,000)	-	-	-
Issuance of shares for consulting services (g)(h)(j)(k)	1,867,328	1,867	337,183	-	-	-
Warrants exercised, net (l)	11,000,000	11,000	2,134,000	(930,000)	-	-
Warrant valuation allocation on exercise	-	-	436,000	-	-	-
Issuance of shares, net (m)	8,000,000	8,000	1,942,000	(1,800,000)	-	-
Warrant valuation allocation Note 9	-	-	(771,000)	-	-	-
Issuance of shares for agent fees and warrant valuation (m)	1,400,000	1,400	(378,000)	-	-	-
Share issue costs	-	-	(113,252)	-	-	-
Currency translation adjustment	-	-	-	-	(62,261)	-
Net loss January 31, 2008	-	-	-	-	-	(1,856,399)
	75,333,319	75,333	4,845,029	(2,730,000)	(11,230)	(2,509,820)

During the period ended January 31, 2008, the following transactions occurred:

(a)
On February 15, 2006, KMA Canada issued 120,000 common shares (408,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share in exchange for services rendered by a group of consultants of KMA Canada.

(b)
On February 28, 2006, KMA Canada issued 500,000 common shares (1,700,000 post split reorganization common shares) with a deemed value of Cdn $0.50 per share as an advance on finders fees in relation to a planned equity financing.  The advance was reflected as a deferred cost until such time as the planned equity financing is completed.  During the year ended January 31, 2008, $243,252 was recognized as a cost of issue.

(c)	On March 1, 2006, pursuant to a resolution of the Board of Directors, the issued and outstanding common shares of KMA Canada were subject to a reverse stock split at a ratio of five (5) shares to one (1), reducing the number of shares outstanding from 10,072,000 to 2,014,400 (34,244,800 post split reorganization common shares).

  Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-15
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

(d)
KMA International, a corporation organized under the laws of the State of Nevada and KMA Canada entered into an acquisition agreement dated March 15, 2006.  Pursuant to the terms of the agreement and upon the completion of satisfactory due diligence and receipt of applicable regulatory and shareholder approvals, KMA International acquired 100% of the outstanding shares of the capital stock of KMA Canada in exchange for 34,244,800 post split reorganization common shares.  (34,244,800 post split reorganization shares being the aggregate of 28,900,000 owned by KMA LLC and 5,344,800 owned by KMA Canada shareholders.)  Pursuant to an agreement between the KMA Canada shareholders and KMA International, the shares in KMA International owned by the KMA Canada shareholders were retired to treasury and cancelled and the KMA Canada shareholders received 1,179,000 post split reorganization shares.

KMA International is the surviving corporation as a result of a merger transaction with Espo’s, Ltd., a corporation formed under the laws of the State of New York.  The merger occurred March 15, 2006.  At the time of the merger transaction, Espo’s, Ltd. was a non-reporting public corporation.  As a result of the merger and acquisition transactions the former shareholders of Espo’s, Ltd. hold 11,811,991 or 28.2% of the post split reorganization common shares of KMA International.  Pursuant to the merger agreement, the remaining 71,832,259 post split reorganization shares (4,225,427 pre split reorganization shares), held by individuals that were former shareholders of Espo’s, were retired to treasury effective March 15, 2006 and cancelled on May 19, 2006.

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

(e)
On June 16, 2006, KMA International issued 25,000 common shares with a fair market value of Cdn $0.50 per share in exchange for investor relation services provided by a consulting company for KMA International.

(f)	On October 20, 2006, KMA International issued 150,000 common shares with a fair market value of USD $0.19 per share in exchange for consulting services.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-16
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
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

(i)
On January 15, 2007, a group of investors agreed to purchase 10,000,000 shares of the Company’s common stock at a price of USD $0.10 per share.  The total purchase price of  $1,000,000 was paid to KMA International as follows: (i) $500,000 payable upon closing and (ii) $500,000 payable within 30 days of the effective date of the Registration Statement. The agreement includes 10,000,000 Warrants issued to the investors (exercised), which shall be exercisable only within 2 years of the effective date of the Registration Statement, at an exercise price of $0.20 per share. Upon closing, the Agent was paid a fee of 10% of the gross value received or 1,000,000 common shares which was charged to share issue costs, together with Warrants exercisable within 2 years of the effective date of the Registration Statement, at an exercise price of  $0.20 per share (exercised).  The shares of common stock were registered on March 12, 2007.  Deferred share issue costs of $25,000 were charged to additional paid-in capital on this transaction. The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk-free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants was $436,000, which was allocated as $346,000 to additional paid-in capital and $90,000 to share issue costs.

(j)	On January 19, 2007, KMA International agreed to issue 1,000,000 common shares at $0.20 per share with piggyback registration rights in exchange for consulting services.

(k)
On January 31, 2007, KMA International issued 207,328 common shares for consulting services.  The shares were valued as follows; 71,429 common shares at $0.14 per share, 59,701 common shares at $0.17 per share, 57,471 common shares at $0.17 per share and 18,727 common shares at $0.53 per share.

(l)
During the year, KMA International issued 11,000,000 common shares pursuant to the exercise of warrants at an exercise price of $0.20 per share.  The company received $1,270,000 and $930,000 has been recorded as a subscription receivable at January 31, 2008.  Deferred share issue costs of $55,000 were charged to additional paid-in capital on this transaction.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-17
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

8.         SHAREHOLDERS’ EQUITY (Continued)

(m)
On September 21, 2007, KMA International agreed to issue 8,000,000 shares of common stock at $0.25 per share in connection with a private offering. The purchase price of the shares is $2,000,000 which will be paid as follows: (i) $200,000 shall be due upon the filing of the registration statement; (ii)  a payment of $600,000 shall be due 60 days after the effective date of the registration statement; (iii) an additional payment of $600,000 shall be due 90 days after the effective date of the registration statement; and (iv) a final payment is due 120 days after the effective date of the registration statement. As of January 31,2008, the company received $200,000 and recorded $1,800,000 as a subscription receivable.  The purchasers of the shares also received warrants to acquire an additional 8,000,000 shares of common stock at an exercise price of $0.30 per share for a period of 2 years.  See Note 9.   The agent for the investors received a fee of 1,400,000 shares of common stock at $0.43 per share and warrants to acquire 1,400,000 of common stock at an exercise price of $0.30 per share for a period of 2 years. Deferred share issue costs of $50,000 were charged to additional paid-in capital on this transaction.  See Note 13.

9.         WARRANTS

Warrant transactions during the years were as follows:

	January 31, 2008		January 31, 2007
	Number of warrants	Weighted Average Exercise Price $	Number of warrants	Weighted Average Exercise Price $
Balance, January 31, 2007	-	-	-	-
Granted, private placement	10,000,000	0.20	-	-
Granted, agent warrants as share issue costs	1,000,000	0.20	-	-
Warrants exercised	(11,000,000)	0.20	-	-
Granted, private placement	8,000,000	0.30	-	-
Granted, agent warrants as share issue costs	1,400,000	0.30	-	-
Balance, end of year	9,400,000	0.30	-	-

At January 31, 2008, outstanding and exercisable warrants to acquire common shares of the Company were as follows:

Number of Warrants	Exercise Price	Expiry Date	Fair Value
	$		$
9,400,000	0.30	September 21, 2009	1,149,000

The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk-free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants during the period was $1,149,000.  As at January 31, 2008, the intrinsic value of the warrants was $Nil per share.  See Note 13.

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-18
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

10.         COMMITMENTS

(a)
The Company is committed to minimum annual rentals under long-term leases for premises with various expiry dates to March 14, 2010.  Minimum rental commitments remaining under these leases approximate $312,500 including $209,300 due within one year, $92,000 due in 2010 and $11,200 due in 2011.

The Company is also responsible for common area costs.

(b)	The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $26,300 including $21,300 within one year and $5,000 due in 2010.

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

The carrying amounts for cash, accounts receivable, accounts payable and advances from shareholder on the balance sheet approximate fair value because of the limited term of these instruments.

Foreign Exchange Risk

Certain of the Company's sales and expenses are incurred in Canadian and Hong Kong currencies and are therefore subject to gains and losses due to fluctuations in those currencies.

Credit Risk

The Company is exposed, in its normal course of business, to credit risk from its customers. No one single party accounts for a significant balance of accounts receivable.

Interest Rate Risk

The Company has interest-bearing borrowings for which general rate fluctuations apply.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page F-19
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 and 2007
(expressed in U.S. dollars)

12.	SEGMENTED OPERATIONS

	2008				2007
	Canada $	Hong Kong $	U.S. $	Total $	Canada $	Hong Kong $	U.S. $	Total $
Assets	1,676,023	500,942	-	2,176,965	2,200,620	-	-	2,200,620
Liabilities	873,248	485,405	-	1,358,653	671,122	-	534,239	1,205,361
Sales	3,485,273	1,392,333	-	4,877,606	6,630,884	-	-	6,630,884
Selling, general and administrative expenses	1,579,430	392,817	1,090,039	3,062,286	1,864,205	-	521,200	2,385,405

13.	SUBSEQUENT EVENT

Subsequent to January 31, 2008, the Company and the purchasers involved in the stock purchase transaction dated September 21, 2007 (the “Transaction”) agreed to rescind the stock purchase transaction.  As a result, the Company issued a promissory note to the purchasers for $200,000 for the proceeds received on the Transaction and the common share and warrant certificates were returned to the Company's legal counsel.  (See Note 8(m)).