Form 10-Q
period 2008-04-30
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2008-06-16
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____ to ____

Commission File Number:  0-50046

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	88-0433489
--------------------------------------	--------------------------------------
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5570A KENNEDY ROAD
MISSISSAUGA ONTARIO, CANADA L4Z2A9
(Address of Principal Executive Offices)

Issuer’s telephone number, including area code (905) 568-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  þ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of June 16, 2008:

Title	Outstanding
Common Stock, $0.001 par value	67,333,319

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED APRIL  30, 2008

(Unaudited)

(expressed in U.S. dollars)

INDEX	PAGE

Interim Consolidated Balance Sheets	1 - 2

Interim Consolidated Statements of Income and Accumulated Deficit	3

Interim Consolidated Statements of Cash Flows	5

Notes to the Interim Consolidated Financial Statements	6 - 12

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                         Page 1
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
	As at April 30, 2008 (unaudited) $	As at January 31, 2008 (audited) $

ASSETS

CURRENT
Cash	53,697	73,149
Accounts receivable	195,264	84,045
Inventories (Note 3)	239,985	302,934
Prepaid expenses	91,542	118,964

TOTAL CURRENT ASSETS	580,488	579,092

DEPOSITS ON EQUIPMENT AND PATENTS	56,061	278,707

EQUIPMENT AND PATENTS (Note 4)	1,140,807	925,241

FUTURE INCOME TAXES (Note 5)	392,595	393,925

	2,169,951	2,176,965

APPROVED ON BEHALF OF THE BOARD:

__________________________, Director

                                                            , Director

The accompanying notes are an integral part of these consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 2
INTERIM CONSOLIDATED BALANCE SHEETS
(expressed in U.S. dollars)
	As at April 30, 2008 (unaudited) $	As at January 31, 2008 (audited) $

LIABILITIES
CURRENT
Bank indebtedness	129,265	-
Accounts payable and accrued liabilities	996,640	1,161,791
Unearned revenue	95,703	60,364
Short term loan	96,321	-
Promissory note payable (Note 7(e))	200,000	-

TOTAL CURRENT LIABILITIES	1,517,929	1,222,155

ADVANCES FROM SHAREHOLDER (Note 6)	227,795	136,498

	1,745,724	1,358,653

SHAREHOLDERS' EQUITY
CAPITAL STOCK (Note 7)
Preferred stock, $0.001 par value, 25,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value, 175,000,000 shares authorized and 67,333,319 (January 31, 2008 – 75,333,319) shares issued and outstanding	67,333	75,333

ADDITIONAL PAID-IN CAPITAL (Note 7)	3,624,029	4,845,029

SUBSCRIPTIONS RECEIVABLE (Note 7)	(930,000)	(2,730,000)

ACCUMULATED OTHER COMPREHENSIVE INCOME (Note 7)	(8,406)	(11,230)

WARRANTS (Note 8)	378,000	1,149,000

(ACCUMULATED DEFICIT) (Note 7)	(2,706,729)	(2,509,820)

	424,227	818,312

	2,169,951	2,176,965

The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 3
INTERIM CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
FOR THE THREE-MONTH PERIODS ENDED APRIL 30,
(unaudited)
(expressed in U.S. dollars)
	2008 $	2007 $
SALES	1,123,891	1,199,676

COST OF SALES
Inventories, beginning of year	302,934	303,117
Purchases	757,889	1,187,960

	1,060,823	1,491,077
Less: Inventories, end of year	239,985	591,997
	820,838	899,080

GROSS MARGIN	303,053	300,596

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	499,962	692,042

(Loss) before income taxes	(196,909)	(391,446)

Income taxes – future (Note 5)	-	(132,176)

NET (LOSS) FOR THE PERIOD	(196,909)	(259,270)

(ACCUMULATED DEFICIT), beginning of period (Note 7)	(2,509,820)	(653,421)

(ACCUMULATED DEFICIT), end of period (Note 7)	(2,706,729)	(912,691)

(LOSS) PER SHARE

Basic	(0.00)	(0.01)

Diluted	(0.00)	(0.01)

Weighted average number of common shares	71,777,763	41,890,991

The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 4
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED APRIL 30,
(unaudited)
(expressed in U.S. dollars)
	$2008	$2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the period	(196,909)	(259,270)
Adjustments for:
Amortization	48,854	28,348
Shares issued for services provided	-	6,500
Future income taxes	-	(132,176)
	(148,055)	(356,598)
Changes in non-cash working capital:
(Increase) decrease in accounts receivable	(111,747)	194,124
Decrease (increase) in inventories	62,062	(259,486)
Decrease in prepaid expenses	27,079	81,671
(Decrease) increase in accounts payable and accrued liabilities	(161,583)	79,861
Increase in unearned revenue	35,620	-
	(148,569)	96,170

Cash flows from operating activities	(296,624)	(260,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of capital stock	-	500,000
Increase in short-term loans	226,080	-
(Decrease) in capital lease obligation	-	(12,893)
Increase (decrease) in advances from shareholder	91,959	(179,816)
Cash flows from financing activities	318,039	307,291

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and patents	(36,393)	(7,679)
Deposits on equipment and patents	(9,439)	(4,637)
Cash flows from investing activities	(45,832)	(12,316)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,965	(37,729)

(Decrease) in cash	(19,452)	(3,182)
Cash, beginning of period	73,149	22,710
Cash, end of period	53,697	19,528

SUPPLEMENTAL INFORMATION:
Interest paid	1,036	2,394
Subscriptions receivable rescinded (Note 7(e))	1,800,000	-
Issuance of promissory note (Note 7(e))	200,000	-
Warrants rescinded (Note 7(e))	771,000	-

The accompanying notes are an integral part of these interim consolidated financial statements.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 5
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

1.         DESCRIPTION OF THE BUSINESS AND GOING CONCERN

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

The Company’s interim consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended April 30, 2008, the Company had a net loss of $196,909 (2007 - $259,270). Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

2.         BASIS OF PRESENTATION

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended January 31, 2008 as filed with the SEC. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, are necessary to present fairly the financial position of the Company as of April 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 6
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

3.         INVENTORIES
	April 30, 2008 $	January 31, 2008 $
Finished goods	67,358	111,683
Raw materials	172,627	191,251
	239,985	302,934

4.         EQUIPMENT AND PATENTS

	Cost $	Accumulated Amortization $	April 30, 2008 Net $
Equipment	1,730,069	802,446	927,623
Patents	140,265	29,913	110,352
Computer equipment	76,648	38,366	38,282
Leasehold improvements	75,339	24,374	50,965
Office furniture	20,576	6,991	13,585
	2,042,897	902,090	1,140,807

	Cost $	Accumulated Amortization $	January 31, 2008 Net $
Equipment	1,591,033	846,725	744,308
Patents	95,170	27,931	67,239
Computer equipment	76,805	35,631	41,174
Leasehold improvements	75,339	17,726	57,613
Office furniture	20,595	5,688	14,907
	1,858,942	933,701	925,241

Continued...

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 7
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

5.         INCOME TAXES

The reconciliation of the income tax provision, calculated using the combined Canadian federal and provincial statutory income tax rate with the income tax provision in the interim consolidated financial statements, is as follows:

	April 30, 2008 $	April 30, 2007 $
Income tax provision at a combined Canadian federal and provincial statutory rate of 36.12% (2007-36.12%)	(71,124)	(141,390)
Decrease due to:
Other	-	9,214
Valuation allowance	71,124	-
	-	(132,176)

Significant components of the Company’s future income tax assets and liabilities are as follows:

	April 30, 2008 $	January 31, 2008 $
Future income tax assets: Losses carried forward	1,225,051	1,134,131
Future income tax liabilities: Equipment and patents	137,136	72,398
Valuation allowance	(969,592)	(812,604)
Future tax asset	392,595	393,925

6.         ADVANCES FROM SHAREHOLDER

Advances from shareholder are non-interest bearing, are unsecured and have no fixed terms of repayment.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 8
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

7.	SHAREHOLDERS’ EQUITY

Continuity of Shareholders’ Equity
	Common Shares $	Par Value $	Additional Paid-in Capital $	Subscriptions Receivable $	Comp. Income $	Accumulated losses $
Opening Balance, January 31, 2007	42,065,991	42,066	729,098	-	51,031	(653,421)
Issuance of shares for financing, net (a)	10,000,000	10,000	965,000	-	-	-
Warrant valuation allocation(a)	-	-	(346,000)	-	-	-
Issuance of shares for agent fees (a)	1,000,000	1,000	-	-	-	-
Issuance of agent warrants on financing (a)	-	-	(90,000)	-	-	-
Issuance of shares for consulting services	1,867,328	1,867	337,183	-	-	-
Warrants exercised, net (d)	11,000,000	11,000	2,134,000	(930,000)	-	-
Warrant valuation allocation on exercise	-	-	436,000	-	-	-
Issuance of shares, net (e)	8,000,000	8,000	1,942,000	(1,800,000)	-	-
Warrant valuation allocation (Note 8)	-	-	(771,000)	-	-	-
Issuance of shares for agent fees and warrant valuation (e)	1,400,000	1,400	(378,000)	-	-	-
Share issue costs	-	-	(113,252)	-	-	-
Currency translation adjustment	-	-	-	-	(62,261)	-
Net loss January 31, 2008	-	-	-	-	-	(1,856,399)
January 31, 2008	75,333,319	75,333	4,845,029	(2,730,000)	(11,230)	(2,509,820)

Shares held for cancellation	(8,000,000)	(8,000)	(1,992,000)	1,800,000	-	-
Warrants rescinded – valuation allocation	-	-	771,000	-	-	-
Currency translation adjustment	-	-	-	-	2,824	-
Net loss April 30, 2008	-	-	-	-	-	(196,909)

April 30, 2008	67,333,319	67,333	3,624,029	(930,000)	(8,406)	(2,706,729)

(a)
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

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 9
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

7.	SHAREHOLDERS’ EQUITY

(b)	On January 19, 2007, KMA International agreed to issue 1,000,000 common shares at $0.20 per share with piggyback registration rights in exchange for consulting services.

(c)
On January 31, 2007, KMA International issued 207,328 common shares for consulting services.  The shares were valued as follows; 71,429 common shares at $0.14 per share, 59,701 common shares at $0.17 per share, 57,471 common shares at $0.17 per share and 18,727 common shares at $0.53 per share.

(d)
During the year ended January 31, 2008, KMA International issued 11,000,000 common shares pursuant to the exercise of warrants at an exercise price of $0.20 per share.  The company received $1,270,000 and $930,000 has been recorded as a subscription receivable.  Deferred share issue costs of $55,000 were charged to additional paid-in capital on this transaction.

(e)
On September 21, 2007, KMA International agreed to issue 8,000,000 shares of common stock at $0.25 per share in connection with a private offering. The purchase price of the shares is $2,000,000 which will be paid as follows: (i) $200,000 shall be due upon the filing of the registration statement; (ii)  a payment of $600,000 shall be due 60 days after the effective date of the registration statement; (iii) an additional payment of $600,000 shall be due 90 days after the effective date of the registration statement; and (iv) a final payment is due 120 days after the effective date of the registration statement. As at January 31, 2008, the company received $200,000 and recorded $1,800,000 as a subscription receivable.  The purchasers of the shares also received warrants to acquire an additional 8,000,000 shares of common stock at an exercise price of $0.30 per share for a period of 2 years.  The agent for the investors received a fee of 1,400,000 shares of common stock at $0.43 per share and warrants to acquire 1,400,000 of common stock at an exercise price of $0.30 per share for a period of 2 years. Deferred share issue costs of $50,000 were charged to additional paid-in capital on this transaction.

On March 21, 2008, the Company and the purchasers involved in the stock purchase transaction agreed to rescind the stock purchase transaction.  As a result, the Company issued a promissory note to the purchasers for $200,000 for the proceeds received on the transaction and the common share and warrant certificates were returned to the Company's legal counsel.    The promissory note was due March 31, 2008.  The note bears interest from the date of April 1, 2008 on the unpaid balance at a rate of six percent per annum.

Equity Compensation Plan

The Company has adopted an Equity Compensation Plan to attract and retain high quality personnel. The adequacy of this plan is evaluated annually by Company management.   The plan allows for up to 1,500,000 securities to be issued under the equity compensation plan.  The plan has not been approved by security holders.  As at April 30, 2008, no stock or options had been issued under this plan.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                        Page 10
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

8.         WARRANTS

Warrant transactions during the periods were as follows:
	April 30, 2008		January 31, 2008
	Number of warrants	Weighted Average Exercise Price $	Number of warrants	Weighted Average Exercise Price $
Balance, beginning of period	9,400,000	0.30	-	-
Granted, private placement	-	-	10,000,000	0.20
Granted, agent warrants as share issue costs	-	-	1,000,000	0.20
Warrants exercised	-	-	(11,000,000)	0.20
Granted, private placement	-	-	8,000,000	0.30
Granted, agent warrants as share issue costs	-	-	1,400,000	0.30
Warrants rescinded	(8,000,000)	0.30	-	-
Balance, end of period	1,400,000	0.30	9,400,000	0.30

At April 30, 2008, outstanding and exercisable warrants to acquire common shares of the Company were as follows:

Number of Warrants	Exercise Price	Expiry Date	Fair Value
	$		$
1,400,000	0.30	September 21, 2009	378,000

The fair value of these warrants was estimated using the Black-Scholes option model with the following assumptions: dividend yield 0%, expected volatility of 100%, risk-free interest rate of 4.1% and an expected life of two years.  The fair value assigned to these warrants during the period was $378,000.  As at  April 30, 2008, the intrinsic value of the warrants was $0.00 per share.

9.         COMMITMENTS

(a)
The Company is committed to minimum annual rentals under long-term leases for premises with various expiry dates to March 14, 2010.  Minimum rental commitments remaining under these leases approximate $267,600 including $151,900 due within one year, $81,700 due in 2010 and $34,000 due in 2011.

The Company is also responsible for common area costs.

(b)	The Company has entered into various vehicle leases and has accounted for them as operating leases. Obligations due approximate $20,600 including $18,100 within one year and $2,500 due in 2010.

Continued…

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.                                                                       Page 11
NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)
(expressed in U.S. dollars)

10.      FINANCIAL INSTRUMENTS

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

Interest Rate Risk

The Company has interest-bearing borrowings for which general rate fluctuations apply.

11.	SEGMENTED OPERATIONS

	April 30, 2008
	Canada $	Hong Kong $	U.S. $	Total $
Assets	1,629,783	530,054	10,114	2,169,951
Liabilities	1,407,962	130,762	207,000	1,745,724
Sales	411,301	712,590	-	1,123,891
Selling, general and administrative expenses	356,080	101,059	42,823	499,962

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Unless otherwise indicated or the context otherwise requires, all references to the "Company," "we," "us" or "our" and similar terms refer to KMA Global Solutions International, Inc. and its subsidiaries.

The information contained in this report on Form 10-Q and in other public statements by the Company and Company officers or directors includes or may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology.

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

OVERVIEW

KMA Global Solutions International, Inc., which was formed on March 9, 2006 under the laws of the State of Nevada, through our operating subsidiaries, KMA Global Solutions Inc. ("KMA (Canada)") and KMA Global Solutions (Hong Kong) Ltd., is an innovator and internationally recognized leader in the Electronic Article Surveillance ("EAS") market. We serve a diverse and geographically dispersed customer base consisting predominantly of suppliers to retail stores, branded apparel, multimedia, pharmaceutical companies and contract manufacturers, providing low cost and customized solutions to protect against retail merchandise theft.  The retail industry generally refers to these losses as “inventory shrinkage” or “shrink”.  On average, shrink represents nearly 2% of a retailer's revenue and can often be much more.  Worldwide, retail losses due to shrinkage are a problem now exceeding $108 Billion USD including prevention costs. We have developed a suite of proprietary EAS products to address the specific needs of a changing marketplace, using patented processes to manufacture source-tagging products at high speeds and deliver goods on a just in time basis. Our EAS solutions are designed to fit the needs of major suppliers to multinational retailers in the apparel, multimedia, sporting goods, food and over-the-counter (OTC) pharmaceutical and health supplement industries.

The Company is engaged in the supply of EAS solutions (including the Company's patented NEXTag™ and DUAL Tag™ products), with a focus on customized solutions in the apparel, shoe, houseware, multi media, electronics, sporting goods, food and pharmaceutical industries. We will grow by executing a strategy as a global operating company, while maintaining a continued focus on providing customers with innovative products and solutions, outstanding service, consistent quality, on-time delivery and competitively priced products. Together with continuing investments in new product development, state-of-the-art manufacturing equipment, and innovative sales and marketing initiatives, management believes the Company is well-positioned to compete successfully as a provider of EAS tagging solutions to the retail apparel, multimedia and pharmaceutical industries, worldwide. The capital needed to fund our growth has been generated to date through investment by the founding shareholders and through reinvestment of profits and private placements of securities.

The use of EAS systems in the retail environment continues to generate significant cost savings for retailers. Our management believes that the extremely competitive retail environment, and the Company's low cost solutions relative to other EAS suppliers, places us in a favorable position for the future. The addition of new high-speed high capacity equipment is expected to drive costs of production lower and may enable the Company to capture a larger share of the EAS market.

With the implementation of new production equipment now completed, our plans for relocating our manufacturing operations from our Canadian facilities are well underway.  Our first international production facility in Hong Kong is now operational and handles the vast majority of orders for our patented NEXTag™ apparel label to the large Asian market.  Further expansion plans include relocating our Canadian production facility to the US, and expanding our sales operation to include Europe.  While still early in the process, these changes have already come to fruition by shortening supply lines on raw materials, and reducing operating costs through efficiencies, and shipping costs for finished goods. We anticipate increased demand for our products in international as well as North American markets. Management's ongoing strategy includes implementing process improvements to reduce costs in all of our manufacturing facilities, re-deploying assets to balance production capacity with customer demand, and seeking to expand our production in new and emerging markets to minimize labor costs and maximize operating performance efficiencies.

RESULTS OF OPERATIONS

The Company’s results of operations for the three months ended April 30, 2008 and 2007 in dollars and as a percent of sales, are presented below:

	Fiscal Years
	Three Months ended April 30
	2008		2007
Sales	1,123,891	100%	1,199,676	100%
Cost of Sales	820,838	73.0%	899,080	74.9%
Gross Profit	303,053	27.0%	300,596	25.1%
Selling General & Administrative Expenses	499,962	44.5%	692,042	57.7%
Loss Before Income Taxes	(196,909)	(17.5%)	(391,446)	(32.6)%
Net Loss	(196,909)	(17.5%)	(259,270)	(21.6%)

Sales

The Company's sales decreased slightly by $75,785 or 6.3% to $1,123,891, for the three months ended April 30, 2008, compared to $1,199,676 for the three months ended April 30, 2007, as the ongoing weakness in the North American retail sector resulted in smaller orders from the retail suppliers.  We opened a number of exciting new accounts however, our ability to realize the potential from those gains were hampered by delays in the receipt of actual orders and extended test cycles.  Although sales results are lower than anticipated, the trend near the end of the quarter and the outlook for the remainder of the fiscal year, appear to be significantly stronger.  Therefore, we expect positive sales growth to return.

We have introduced a number of new feature sets to the NEXTag™ product line, including the use of new materials, greater printing capability, and precisely matching material and ink colors in order to faithfully recreate brand images and logos, all of which has been well received.  We believe these added value items will eventually permit us to secure additional business, particularly from international accounts, as more and more specialty retailers and design groups throughout the world have demonstrated interest in initiating EAS source tagging programs using custom branded solutions.

Although largely driven by North American retail accounts to date, a significant portion of our current NEXTag™ activity involves offshore fulfillment, as the majority of apparel manufacturing now takes place in overseas markets.  In an effort to better serve these markets, we have completed an important step in our strategic plan by opening our own sales office and manufacturing facility in Hong Kong, placing KMA in the heart of the Asian apparel manufacturing region.  For a number of years we maintained a local agency relationship in both Hong Kong and in Taiwan, while manufacturing the majority of its products in Canada, however increasing freight costs, lengthy supply lines and a lack of direct involvement with the actual manufacturers hampered our growth in this important market.  We believe that by locating in Hong Kong and cultivating direct relationships with the apparel manufacturers that are supplying goods to our North American retail customer base, will prove to be an excellent strategic move positioning KMA to take advantage of current and upcoming opportunities.

Now that our new Hong Kong facility is fully operational, we plan to turn our attention to another key apparel market, and evaluate to possibility of establishing a similar production facility in one of the principal garment manufacturing centers in India.  If our evaluation proves positive, our plan would be to secure a site and bring a new Indian facility on line during the spring of 2009.  When fully operational, these two Asian facilities will allow us to benefit from a number of economies, by not only physically locating production in the geographical centers where most of our finished goods are used, but will permit significant savings in raw materials, freight and labor costs, by positioning our NEXTag™ product much more competitively.  In addition, we plan to add additional local sales representation in these international locations to directly interact with the many apparel factories located in these regions, which will improve our ability to take advantage of opportunities as they become available.

Our DualTag™ involves supplying the only patented, dual-technology, label in the industry, containing the base elements of the two most popular EAS technologies in use today.  By providing both technologies on a single adhesive label or non-adhesive, insertable card, we enable manufacturers of a variety of consumer packaged goods, to tag their entire production with a single device, permitting them to maintain a single inventory of each product, regardless of what EAS technology is in use at the store to which the product unit is eventually shipped.  Without DualTag™, manufacturers traditionally find it necessary to maintain multiple inventories of their products, differing only by label technology in order to comply with their retail customers’ requirements. We have also completed the necessary advance planning that will allow the incorporation of RFID into the DualTag™ product as specialty retailers begin to incorporate item-level RFID into their operations and begin to demand its inclusion in their suppliers products.

Introduced late last year, our insertable DualTag™, suitable for such products as CD and DVD discs, or boxed products such as pharmaceuticals has received an enthusiastic initial response from a number of accounts, with a number of new opportunities pending.  Although we anticipated bringing our new DualTag™ production equipment fully online earlier this year, we continue to be hampered by a number of supplier delays, which prevented us from benefiting from the increased capacity we anticipated, thereby affecting our ability to take advantage of certain DualTag™ opportunities that became available to us.  Although this resulted in lost sales during the period, we do not expect it to negatively impact our relationship with the involved accounts and believe that we will benefit from future orders from these same clients.

Gross Profit

Gross profit was $303,053 or 27.0% of sales for the three months ended April 30, 2008, compared with $300,596 or 25.1% for the three months ended April 30, 2007.  Despite experiencing lower sales revenues, the gross profit for the three months  ended April 30, 2008, as compared to the previous year, was higher both in dollars and as a percentage of sales, primarily due to shifting production of our NEXTag™ product line to our new Asian factory, and by moving our DualTag™ production from an outsource to a new, high-speed/high-capacity in-house production line, realizing the benefits derived from a number of improvements to our production methods, an aggressive focus on raw material sourcing, and reduction in waste as a result of an increased focus on product quality.

Management's ongoing strategy to achieve and improve profitability continues to include implementing process and purchasing improvements to reduce the fundamental costs in manufacturing and transferring more of our existing manufacturing capacity from our Canadian operations to other areas in order to minimize costs associated with labor, raw materials, and freight.

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $499,962 or 44.5% of sales for the three months ended April 30, 2008, compared with $692,042 or 57.7% of sales for the three months ended April 30, 2007. The decrease in S&A for the quarter reflects in large part, the decision of the senior management to forgive their salaries for the first quarter in order to ensure maximum funds remained in the business. The senior management are currently renegotiating their remuneration packages to better reflect the future success of the Company. In addition, the overall drop in the SG&A expenses were aided by lower outside service and travel expenses, offset by higher occupancy costs as a result of the addition of our Hong Kong facility.

Operating Income (Loss)

Operating loss before taxes was $196,909 or 17.5% for the three months ended April 30, 2008, as compared with an operating loss before taxes of $391,446 (Net loss was $259,270 after the provision of recovery of future income taxes in the amount of $132,176) or 32.6% for the three months ended April 30, 2007.

Taxes on Income

Due to the continued losses of the Company no future tax benefits were recognized in the three months ended April 30, 2008, however, the Company recognized a future tax benefit of $132,176 for the three months ended April 30, 2007.  The effective income tax rates of the future tax benefit for the  three months ended April 30, 2008 and 2007 was 0% and 34% respectively.    The statutory income tax rate going forward for the Company, for  its operating activities taxed in Canada, is approximately 36% as a result of applicable combined federal and provincial tax rates and 17.5% for its operating activities taxed in Hong Kong.

Liquidity and Capital Resources

The table below represents summary cash flow information for the three months ended April 30, 2008, and 2007.

	Three Months ended April 30,
	2008	2007
	$	$
Net cash from operating activities	(296,624)	(260,428)
Net cash from investing activities	(45,832)	(12,316)
Net cash from financing activities	318,039	307,291
Effect of currency translation adjustments	4,965	(37,729)
Total change in cash and cash equivalents	(19,452)	(3,182)

Overview. The Company had, as of the end of April 30, 2008, current liabilities of $1,517,929 and current assets of $580,488. Management believes that we will generate sufficient cash from its operating activities for the foreseeable future, supplemented by the contracted infusion of capital, to fund its working capital needs, strengthen its balance sheet and support its growth strategy of expanding its geographic distribution and product offerings.

Operating Activities. Cash flow from operating activities for the three months ended April 30, 2008 resulted in a negative cash flow of $296,624 as compared to the three-month period ended April 30, 2007, which saw a negative cash flow of $260,428. The variances in cash flow from operations between the three months ended April 30, 2008 and April 30, 2007 are primarily the result of a net loss, a decrease in future income taxes and a decrease in accounts payable, which was offset to some degree by a decrease in accounts receivable and decrease in prepaid expenses.

Financing Activities. The Company's cash flow from financing activities for the three months ended April 30, 2008 amounted to $318,039, as a result of an issuance of short term loans in the amount of $226,080 and an increase in shareholder advances of $91,959.  By comparison, in the three months ended April 30, 2007 the Company issued $500,000 of common stock and experienced a decrease in capital lease obligations of $12,893 and a repayment of shareholder advances of $179,816, resulting in a net cash flow from financing activities of $307,291.

Investing Activities. In the three months ended April 30, 2008, the Company experienced a decrease in cash flow from investing activities of $45,832. This was due to an increase in purchase of equipment and patents of $36,393 and an increase in deposits on equipment and patents of $9,439.  By comparison in the three months ended April 30, 2007, the Company experienced an increase in cash flow from investing activities of $12,316, due to an increase in purchase of equipment and patents of $7,679, an increase in deposits on equipment and patents that amounted to $4,637.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following policies and estimates as critical to the Company's business operations and the understanding of the Company's results of operations. Note that the preparation of this Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

DESCRIPTION OF THE BUSINESS AND GOING CONCERN

KMA Global Solutions International, Inc. (“KMA International” or the “Company”) is engaged in the supply of Electronic Article Surveillance (“EAS”) solutions, focusing on providing customized solutions in the apparel, multi media, sporting goods, food and pharmaceutical industries.

The Company’s interim consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended April 30, 2008, the Company had a net loss of $196,909 (2007 - $259,270). Certain conditions noted below raise doubt about the Company’s ability to continue as a going concern.

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

The Company has devoted substantially all of its efforts to establishing its current business. Management developed its business model, business plans and strategic marketing plans that included: organization of the Company and divisions; identification of the Company’s sales channels and associated supply chain; development of marketing strategic plans and sales execution strategies; preparation of a financial plan, risk and capital structure planning models, developing cash flow forecasts and an operating budget; identifying markets to raise additional equity capital and debt financing; and recruiting and hiring, management and industry specialists.

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

Sales Returns and Allowances

Management must make estimates of potential future product returns, billing adjustments and allowances related to current period product revenues. In establishing a provision for sales returns and allowances, management relies principally on the Company's history of product return rates which is regularly analyzed. Management also considers (1) current economic trends, (2) changes in customer demand for the Company's products and (3) acceptance of the Company's products in the marketplace when evaluating the adequacy of the Company's provision for sales returns and allowances. Historically, the Company has not experienced a significant change in its product return rates resulting from these factors. For the three months ended April 30, 2008 and 2007, the provision for sales returns and allowances accounted for as a reduction to gross sales was not material.

Allowance for Doubtful Accounts

Management makes judgments, based on its established aging policy, historical experience and future expectations, as to the ability to collect the Company's accounts receivable. An allowance for doubtful accounts has been established. The allowance for doubtful accounts is used to reduce gross trade receivables to their estimated net realizable value. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes customer-specific allowances, amounts based upon an aging schedule, historical bad debt experience, customer concentrations, customer creditworthiness and current trends. The Company's accounts receivable at April 30, 2008 was $195,264, net of an allowance of $0.

Inventories

Inventories are stated at the lower of cost or market value, and are categorized as raw materials, work-in-process or finished goods. The value of inventories determined using the first-in, first-out method at April 30, 2008 was $67,358 for finished goods and $172,627 for raw materials.

On an ongoing basis, we evaluate the composition of its inventories and the adequacy of our allowance for slow-turning and obsolete products. The market value of aged inventory is determined based on historical sales trends, current market conditions, changes in customer demand, acceptance of the Company's products, and current sales activities for this type of inventory.

Goodwill

The Company did not attribute any value to goodwill as at April 30, 2008.

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

Item 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in providing reasonable assurance that all material information relating to the Company that is required to be included in the reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

During the three months ended April 30, 2008, there have been no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is unaware of any pending legal proceedings against it or any of its directors, officers, affiliates or beneficial owners of more than five percent (5%) of any class of voting securities.

Item 1A.  RISK FACTORS

Not applicable.

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

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

June 16, 2007	By: /s/ Jeffrey D. Reid
Name: Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)