Form 10KSB/A
period 2008-01-31
KMA GLOBAL SOLUTIONS INTERNATIONAL INC
filed 2008-08-12
CIK 1357585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $2,278,666 as of August 8, 2008.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 67,333,319 shares of common stock as of August 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE  None.

Transitional Small Business Disclosure format (check one):  ☐ Yes  ☑ No

EXPLANATORY NOTE:

This amendment on Form 10-KSB/A (Amendment No. 1) amends our annual report on Form 10-KSB for the fiscal year ended January 31, 2007, as filed with the Securities and Exchange Commission on June 5, 2008 (the “Original Filing”), and is being filed to correct a typographical error contained in Item 8A of the Original Filing.  This Amendment is not intended to update any other information presented in the Original Filing.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008.  In making this assessment, management used the framework set forth in the reporting entitled Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2008.

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

10.13
Settlement Agreement and Mutual Release, dated March 21, 2008, by and among KMA Global Solutions International, Inc., Incendia Management Group, Inc. and certain purchasers, which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on June 5, 2008 and is incorporated herein.

14	Code of Ethics, which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on May 1, 2007 and is incorporated herein.
21	Subsidiaries of the registrant, which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on June 5, 2008 and is incorporated herein.
24	Power of Attorney (included on signature page), which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on June 5, 2008 and is incorporated herein.
31
Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a), which was filed with the Company's Form 10KSB with the Securities and Exchange Commission on June 5, 2008 and is incorporated herein.

31.1#	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. 1350.
#	Filed herewith.
^	Management Contract or Compensatory Plan

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KMA GLOBAL SOLUTIONS INTERNATIONAL, INC.

August 12, 2008	By: /s/ Jeffrey D. Reid
Name: Jeffrey D. Reid
Title: Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey D. Reid	Chief Executive Officer,	August 12, 2008
Jeffrey D. Reid	President and Chairman of the Board of Directors

/s/ Michael McBride	Director	August 12, 2008
Michael McBride

/s/ Daniel K. Foster	Director	August 12, 2008
Daniel K. Foster

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certifications of Chief Executive Officer and Chief Financial Officer under Exchange Act Rule 13a-14(a)